Form 10-K
period 2021-12-31
Global Crossing Airlines Group Inc.
filed 2022-03-31
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56409

Global Crossing Airlines Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1350261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4200 NW 36th Street, Building 5A Miami International Airport Miami, Florida	33166
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (786) 751-8503

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001

Class B non-voting common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The total number of the registrant’s shares outstanding as of March 15, 2022 was 51,237,876 shares., consisting of 26,465,549 shares of Common Stock, 5,537,313 shares of Class A Non-Voting Common Stock, and 19,235,024 shares of Class B Non-Voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Management's beliefs and assumptions and on information currently available to Management. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may,” “should,” “expect,” “project,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “budget,” “forecast,” “predict,” “potential,” “continue,” “should,” “could,” “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control. Such factors include, but are not limited to, general economic conditions; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities; delays, reductions, or cancellations of our contracts with customers, suppliers or other parties; sufficiency of working capital, capital resources and liquidity; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A. Risk Factors, included elsewhere in this report.

Forward-looking statements are based on our assessment of current industry, financial and economic information, all of which are dynamic factors subject to rapid and abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements and we hereby qualify all our forward-looking statements by these cautionary statements.

Forward-looking statements in this report are based only on information currently available to us and speak only as of the date on which they are made. We undertake no obligation to amend this report or publicly revise these forward-looking statements (other than as required by law) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

NOTE REGARDING COMPANY REFERENCES

References to the “Company,”,” “we,” “us” or “our” mean Global Crossing Airlines Group Inc., a Delaware corporation, together with its subsidiaries. References to “GlobalX” mean Global Crossing Airlines Group Inc.

PART I

ITEM 1. BUSINESS

Overview

Global Crossing Airlines Group Inc. (“GlobalX” or the “Company”) operates a US Part 121 flag and charter airline using the Airbus A320 family of aircraft (“A320”). GlobalX’s business model is to (1) provide services on an Aircraft, Crew, Maintenance and Insurance (“ACMI”) using wet lease contracts to airlines and non-airlines, and (2) on a Full Service (“Charter”) basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America. GlobalX also plans to operate the Airbus A321 freighter (“A321F”) commencing in the fourth quarter of 2022 after completing all FAA certification requirements with the A321F.

The Company was originally incorporated in British Columbia, Canada on September 2, 1966 under the name Shasta Mines & Oil Ltd. On February 4, 1975, the Company changed its name to International Shasta Resources Ltd. On May 20, 1994, the Company changed its name to Consolidated Shasta Resources Inc. On November 23, 1994, the Company changed its name again to Lima Gold Corporation and on September 21, 1999, the Company again changed its name to International Lima Resources Corp. On March 1, 2004, the Company changed its name to Crosshair Exploration & Mining Corp. On June 1, 2004 the Company transitioned (from a provincially incorporated entity to a federally incorporated entity) under the Business Corporation Act (British Columbia) (BCBCA). On October 28, 2011, the Company changed its name to Crosshair Energy Corporation. On September 17, 2013, the Company changed its name to Jet Metal Corp. On February 28, 2017, the Company continued as a corporation governed by the Canada Business Corporations Act and changed its name to Canada Jetlines Ltd.

On June 23, 2020, the Company (at the time named Canada Jetlines Ltd.) consummated a business combination with Global Crossing Airlines, Inc.

On December 22, 2020, the Company changed its jurisdiction of incorporation from the Province of British Columbia, Canada to the State of Delaware (the “U.S. Domestication“). In connection with the U.S. Domestication, the Company changed its name to “Global Crossing Airlines Group Inc.”

Operations

GlobalX operates a US Part 121 flag and charter airline using the Airbus A320 family of aircraft. GlobalX will remain competitive by providing services on an Aircraft, Crew, Maintenance and Insurance basis (“ACMI”) along all in charter contracts to airlines operating within the United States and throughout North and South America, develop aircraft interchanges with leading European charter/tour operators, and ad-hoc and track charters for non-airline customers.

GlobalX has completed the FAA regulatory certification process and received DOT approval. We are led by an operating team with a combined 190 years’ of Airline experience.

GlobalX’s passenger aircraft fleet is built on the Airbus A320-200 fleet family and GlobalX started operations with one leased A320 with plans to increase to 10 within the next 12 months.

GlobalX’s cargo aircraft fleet is based on the Airbus A321 aircraft type and GlobalX expects to start operation with one lease A321F aircraft and increase to ten A321F aircraft by the fourth quarter of 2023.

Location of Operations Bases

GlobalX will initially operate from two geographic bases:

•
Miami International Airport (“MIA”) – GlobalX’s main base of operations is MIA, and, pursuant to its Airport Use Agreement with MIA (for which it has placed deposits of $110,000), (1) it will operate charter flights out of Concourse E, as well as rent office space and operate its ticket counters, and (2) will maintain a maintenance office for its maintenance staff and for storage of all aircraft records, as well as spare parts and consumables storage, with loading dock capabilities. While we do have an Airport Use Agreement in place with MIA, it does not guarantee availability of boarding gates or landing slots at that airport.
•
Atlantic City Airport (“ACY”) – GlobalX will have a northeastern U.S. base in Atlantic City Airport, New Jersey and intends to eventually base two A320 aircraft at ACY. ACY has below-market aircraft landing fees and aircraft parking fees, and because of its location well east and on the water, does not experience the full effect of northeastern winter storms, remaining mostly snow/ice free in the winter. This makes it an excellent location to base aircraft which will be used both for charters into Atlantic City on behalf of the major casinos located there, and also to efficiently move aircraft for ad hoc and last minute charters from other northeastern airports, including JFK, BOS, PHL, EWR, etc.

Employees

GlobalX had approximately 200 full time employees as of December 31,2021.

Government Regulation

Aviation Regulation

The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the U.S. Department of Transportation (the “DOT”) and the U.S. Federal Aviation Administration (the “FAA”) . The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.

The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement.

The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. We currently hold an FAA air carrier certificate.

GlobalX has a Part 121 Air Carrier Certification from the FAA. The FAA uses the process to ensure that the applicant (also referred to as Certificate Holder) is able to design, document, implement, and audit safety critical processes that do two things: (1) Comply with regulations and safety standards; and (2) manage hazard-related risks in the operating environment.

The purpose of the Process is to determine whether an applicant can conduct business in a manner that complies with all applicable regulations and safety standards and allows the applicant to manage the hazard-related risks in its operating systems and environment. The Process is designed to preclude the certification of applicants who are unwilling or unable to comply with regulations or to conform to safe operating practices.

The Process assures that the applicant’s processes, programs, systems, and intended methods of compliance are thoroughly reviewed, evaluated, and tested. Once completed, the Process provides confidence that the applicant’s infrastructure (programs, methods, and systems) results in continued compliance and provides the applicant with the ability to manage hazard related risks in its operating systems and environment.

The FAA will not issue an air carrier certificate until the Safety Analysis and Promotion Division management, the Certification and Evaluation Program Office (CEPO) management, and Air Carrier Safety Assurance (ACSA) Management are confident and agree that the prospective certificate holder is able to provide service at the highest possible degree of safety in the public interest.

As Title 49 of the United States Code states below, safety is both a priority and a legal responsibility of the Certificate Holder. It is up to the FAA to ensure that the Certificate Holder understands and accepts this duty prior to issuing the Air Carrier Certificate. The FAA receives its authority from:

•
Title 49 United States Code (USC), Section 44702, Issuance of Certificates states “When issuing a certificate under this part, the Administrator shall consider the duty of an air carrier to provide service with the highest possible degree of safety in the public interest … “
•
Title 49 USC, Section 44705, Air Carrier Operating Certificates, states “The Administrator of the Federal Aviation Administration shall issue an air carrier operating certificate to a person desiring to operate as an air carrier when the Administrator finds, after investigation, that the person properly and adequately is equipped and able to operate safely under this part and regulations and standards prescribed under this part.”

In order to assure that the policies listed above are followed, the FAA:

•
Verifies that the applicant can operate safely and that the applicant complies with the regulations and standards prescribed by the Administrator before issuing an air carrier operating certificate and before approving or accepting air carrier programs.
•
Conducts periodic reviews to re-verify that the applicant organization continues to meet regulatory requirements when environmental changes occur.
•
Continually validates the performance of the applicant organization’s approved and accepted programs.

Consumer Protection Regulation

The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition, lengthy tarmac delays, airline advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, such as rules to protect passengers addressing lengthy tarmac delays, chronically delayed flights, codeshare disclosure and undisclosed display bias. They also have adopted, and do adopt, new rules on airline advertising and marketing practices. The DOT also has authority to review certain joint venture agreements, marketing agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.

Security Regulation

The U.S. Transportation Security Administration (the “TSA”) and the U.S. Customs and Border Protection (“CBP”), each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We are currently in compliance with all directives issued by such agencies.

Environmental Regulation

We are subject to various federal, state, foreign and local laws and regulations relating to the protection of the environment and affecting matters such as air emissions (including GHG emissions), noise emissions, discharges to surface and subsurface waters, safe drinking water, and the use, management, release, discharge and disposal of, and exposure to, materials and chemicals.

We are also subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.

GHG Emissions

Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the ICAO an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new carbon dioxide, or CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. In August 2020, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. However, on January 20, 2021, the new presidential administration, which is expected to promote more aggressive policies with respect to climate change and carbon emissions, including in the aviation sector, announced a freeze with respect to all pending rulemaking. Accordingly, the outcome of this rulemaking may result in stricter GHG emissions standards than those contained in the proposed rule.

Noise

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system, subject to FAA review under the Airport Noise and Control Act of 1990. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during take-off and initial climb and limiting the overall number of flights at an airport. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if ICAO or locally imposed regulations become more restrictive or widespread.

Other Regulations

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.

Impact of the COVID-19 Pandemic on Our Operations

The COVID-19 pandemic (the “Pandemic”) has created an unprecedented opportunity for GlobalX. When looking to launch an airline there are three primary barriers to entry; certification, access to airplanes and access to crew. The Pandemic has caused immense harm to the existing airline business, tens of thousands of people have been laid off and thousands of planes have been moved to long term storage. This has created an opportunity for GlobalX to hire highly experience and qualified staff in addition to acquiring planes at rates more than half of those required before the Pandemic. Combine these two elements and it is our belief that GlobalX is positioned to secure a substantial cost advantage over existing competition in the near term.

Effect of the Pandemic on aircraft availability. Due to the downturn caused by the COVID-19 pandemic, the lease terms to GlobalX for the aircraft it has leased and plans to lease have been favorably impacted by: (1) greater availability of aircraft in the required time frame; (2) lower lease cost; (3) a greater willingness for lessors to provide GlobalX, as a start-up airline, aircraft without onerous aircraft deposit and security conditions; (4) lessened impact of a licensing delay or other start-up delays on the cost of leased aircraft not flying; and (5) sister ship availability, which is desirable because such aircraft are configured similarly reduces the complexity of maintenance and the availability of spare parts inventory.

Corporate Information

Our principal executive offices are located at Building 5A, Miami International Airport, Miami, Florida 33166 and our telephone number is (305) 869-4780.

We will file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains our public filings and other information regarding the Company, at www.sec.gov.

Our website is www.Globalairlinesgroup.com. The information found on our website is not part of this prospectus.

We are also a reporting issuer under the securities laws of every province of Canada except for Quebec.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

GlobalX is and will be for the near future, in the build-out stage of the airline and as a result, investors are unable to review and consider any operational history to evaluate future viability or profitability. GlobalX will be subject to the risks, difficulties and uncertainties associated with a start-up airline. The likelihood of GlobalX’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry and the development of a customer base. GlobalX could also sustain material losses in the future. GlobalX’s future performance will depend upon a number of factors, including its ability to:

•
maintain the safety and security of operations;
•
capitalize on its business strategy;
•
implement its growth strategy;
•
provide the intended services at the prices anticipated;
•
maintain adequate control of expenses;
•
attract, retain and motivate qualified personnel;

•
react to customer and market demands; and
•
generate operating revenue.

We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.

GlobalX is generating operating revenue and has negative cash flow from operating activities. It is anticipated that GlobalX will continue to have negative cash flow in the foreseeable future. In addition, as we grow and become a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not be profitable in future periods. Continued losses may have the following consequences:

•
increasing GlobalX’s vulnerability to general adverse economic and industry conditions;
•
limiting GlobalX’s ability to obtain additional financing to fund future working capital, capital expenditures, operating costs and other general corporate requirements; and
•
limiting GlobalX’s flexibility in planning for, or reacting to, changes in its business.

Our ability to lease aircraft on favorable terms will have a significant impact on our operating performance, need for capital and profitability.

To operate in accordance with its business plan, GlobalX will need to acquire or lease additional aircraft. At present, GlobalX has not acquired any aircraft. However, GlobalX has entered into a lease agreements, as lessee, to lease six Airbus A320 family of Aircraft. While GlobalX does not anticipate any difficulties in entering into satisfactory leasing arrangements for additional aircraft, there is no guarantee that we will be able to enter into leases for additional aircraft on terms satisfactory to it, or at all.

The terms of GlobalX’s leasing arrangements will impact the potential profitability of GlobalX’s business. If we are unable to acquire or lease additional aircraft on satisfactory terms, we will be unable to operate in accordance with its business plan. GlobalX’s ability to pay any fixed costs associated with aircraft lease or purchase contractual obligations will depend on GlobalX’s operating performance, cash flow, its ability to secure adequate financing, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improvement in the United States economy, as well as general economic and political conditions and other factors that are, to a large extent, beyond GlobalX’s control.

Our business has grown rapidly, and we may fail to manage our growth effectively.

GlobalX may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of GlobalX to manage growth effectively will require it to continue to implement and improve its operations and financial systems and to expand, train, and manage its employee base. The inability of GlobalX to deal with potential growth could result in a material adverse effect.

Any expansion of operations GlobalX may undertake will entail risks; such actions may involve specific operational activities, which may negatively impact the profitability of GlobalX. Consequently, shareholders must assume the risk that: (i) such expansion may ultimately involve expenditures of funds beyond the resources available to GlobalX at that time; and (ii) management of such expanded operations may divert management’s attention and resources away from any other operations, all of which factors may result in a material adverse effect.

If we fail to implement our business strategy successfully, our business, results of operations and financial condition will be materially adversely affected.

The viability of GlobalX’s business model and its ability to implement this model is dependent on a number of inputs and assumptions, including:

•
the timing and receipt of all regulatory approvals required or desirable for operations by GlobalX and their impact upon expectations as to future operations of GlobalX;
•
the expected operations and performance of GlobalX’s business as compared to existing charter operators;
•
the anticipated competitive response from existing charter operators as well as potential new market entrants which may compete with GlobalX;
•
impact of existing or new governmental regulation on GlobalX;

•
future development and growth prospects;
•
expected operating costs, general administrative costs, costs of services and other costs and expenses;
•
the anticipated increase in the size of the airline passenger market in North America;
•
ability to meet current and future obligations;
•
treatment under governmental regulatory regimes;
•
projections of market prices and costs;
•
ability to obtain equipment, services and supplies in a timely manner, including the ability to lease or purchase aircraft; and
•
ability to obtain financing or leasing arrangements on acceptable terms, or at all.

Should one or more of these inputs and assumptions be incorrect or fail to occur as anticipated, there is a risk that GlobalX’s business model may not be implemented as anticipated and GlobalX may suffer a material adverse effect.

In addition, in order to successfully implement our growth strategy, we will require access to an additional number of airport gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease, and we could suffer a material adverse effect on our business, results of operations and financial condition. Our Airport Use Agreement with Miami International Airport does not guarantee availability of boarding gates or landing slots at that airport.

Our reputation and business could be adversely affected in the event of an emergency, accident or similar public incident involving our aircraft or personnel.

A major safety incident involving GlobalX’s aircraft during operations would likely incur substantial repair or replacement costs to the damaged aircraft and a disruption in service. GlobalX could also incur potentially significant claims relating to injured passengers and parties, along with a significant negative impact on GlobalX’s reputation for safety, adversely affecting GlobalX’s ability to attract and retain passengers.

We may face unanticipated obstacles to execution of GlobalX’s business plan.

GlobalX’s business plans may change significantly. The execution of GlobalX’s business plan is capital intensive and may become subject to statutory or regulatory requirements. GlobalX may need to make significant modifications to any of GlobalX’s stated strategies depending on future events.

We may require additional capital, which may not be available on terms acceptable to us or at all.

The ability of GlobalX to execute its build-out and growth strategy and achieve operations will depend on acquiring substantial additional financing through debt financing, equity financing or other means. Failure to obtain such financing may result in the delay or indefinite postponement of such growth strategy or even impact the ability of GlobalX to continue as a going concern.

There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to GlobalX. If additional financing is raised by GlobalX through the issuance of its securities, shareholders may suffer significant dilution. If additional financing is not available, or if available, not available on satisfactory terms, this could result in a material adverse effect or could require GlobalX to reduce, delay, scale back or eliminate portions of its actual or proposed operations or could prevent GlobalX from continuing as a going concern.

GlobalX may also need to raise capital by incurring long-term or short-term indebtedness in order to fund its business objectives. This could result increased interest expense and decreased net income. Investors are cautioned that there can be no assurance as to the terms of such financing and whether such financing will be available. The level of GlobalX’s indebtedness could impair its ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

We rely on third-party specialists and other commercial partners to perform functions integral to our operations.

GlobalX is expected to secure goods and services from a number of third party suppliers. Any significant interruption in the provision of goods and services from any such key suppliers, some of which would be beyond GlobalX’s control, or any significant increase in price of such goods and services, could have a material adverse effect. GlobalX will be reliant upon providers of aircraft, such as Airbus and other third party leasing companies, which will make GlobalX susceptible to any problems connected with aircraft or engines or components, including defective materials, mechanical problems or negative perceptions in the traveling community. The delay or inability of any provider of aircraft to deliver aircraft or engines or components as GlobalX requires could negatively impact GlobalX’s growth strategy and could result in a material adverse effect.

Our limited fleet size could prevent us from replacing aircraft that face unscheduled maintenance.

Given the limited number of aircraft GlobalX intends to operate, if one or more aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, GlobalX could suffer material adverse financial and reputational impacts.

Our business has been and in the future may be materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.

GlobalX will be dependent on fuel to operate its business, and therefore, will be exposed to the risk of volatile fuel prices. Fuel prices are impacted by a host of global actors outside of GlobalX’s control, such as significant weather events, market speculation, geopolitical tensions, refinery capacity, government taxes and levies, and GlobalX demand and supply. GlobalX’s fuel costs are expected to make up one of the largest anticipated expenses of GlobalX. A significant change in the price of fuel would materially affect GlobalX’s projected operating results and growth strategy. A fuel supply shortage or significantly higher fuel prices could result in a curtailment of GlobalX’s planned scheduled service. There can be no assurance that increases in the price of fuel can be offset by fuel surcharges or any potential hedging transactions.

We operate a single aircraft type.

Critical to GlobalX’s business model is a supply of modern and cost-effective aircraft that can service the various sectors required to fly GlobalX’s planned route network. Should the A320 family of aircraft not be available in accordance with GlobalX growth strategy or should the aircraft lease or maintenance costs increase drastically there could be a material impact on GlobalX’s growth strategy, cost structure and potential profitability. In addition, a switch to a different family of aircraft could have a material adverse effect on our cost structure.

A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the A320 family of aircraft for all of our aircraft makes us vulnerable to any design defects or mechanical problems associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with this family of aircraft, whether involving our aircraft or that of another airline, we may choose or be required to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of our plane type or engine type, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engine.

Our intellectual property rights, particularly our branding rights, are vulnerable, and any inability to protect them may adversely affect our business and financial results.

We consider our intellectual property rights, particularly our branding rights such as our trademark applicable to our airline, to be a significant and valuable aspect of our business. We aim to protect our intellectual property rights through a combination of trademark, copyright and other forms of legal protection, contractual agreements and policing of third-party misuses of our intellectual property, but cannot guarantee that such efforts will be successful. Our failure to obtain or adequately protect our intellectual property or any change in the law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel form our business operations, either of which may adversely affect our business and financial results.

Our quarterly results of operations fluctuate due to a number of factors, including seasonality.

The charter airline industry is seasonal. The demand for and the pricing of charter services does fluctuate throughout the year, as it does with most air travel industries. Historically, demand for air travel is higher in the second and third quarters, driving higher revenues, than in the first and fourth quarters, which are periods of lower travel demand. In so much as GlobalX has fixed costs relating to air crews, insurance, leases, rent and other payments, lower periods of demand, combined with lower prices, could lead to negative cash flow and earnings for a given period.

Threatened or actual terrorist attacks or security concerns involving airlines could have a material adverse effect on our business, results of operations and financial condition.

The September 11, 2001 terrorist attacks and subsequent terrorist activity have caused uncertainty in the minds of the traveling public. The occurrence of a major terrorist attack or attempted terrorist attack (whether domestic or international and whether involving GlobalX or another carrier or no carrier at all) and additional restrictive security measures that are implemented in response could have a material adverse effect on passenger demand for air travel and on the number of passengers traveling on GlobalX’s flights. It could also lead to a substantial increase in insurance, airport security and other costs. Any resulting reduction in passenger revenues and/or increases in insurance, security or other costs could result in a material adverse effect.

The COVID-19 pandemic and other localized epidemics could have a material adverse impact on our business, results of operations and financial condition.

A widespread outbreak of influenza or any other similarly communicable illness occurring in the United States, Canada, or the Caribbean, or a World Health Organization travel advisory primarily relating to those countries or regions could affect GlobalX’s ability to continue full operations and could materially adversely affect GlobalX’s customer demand for air travel. The current outbreak COVID-19 has led to measures such as “shelter in place” or quarantine requirements, international and domestic travel restrictions or advisories, limitations on public gatherings, social distancing recommendations, remote work arrangements and closures of tourist destinations and attractions, as well as consumer perceptions of the safety, ease and predictability of air travel, and these measures have contributed to a precipitous decline in passenger demand and bookings for both business and leisure travel. The continuation of the COVID-19 pandemic and any future emergence and spread of similar pathogens, could have a material adverse effect on GlobalX due to the impacts of the aforementioned various measures that are implemented in response. This may adversely impact our business and results of operations and the operations of our suppliers, contractors and service providers, and the demand for our passenger charter flights.

General economic conditions may reduce the demand for our services.

The financial success of GlobalX may be sensitive to adverse changes in general economic conditions in the United States such as war, terrorist attacks, recession, inflation, labor disputes, demographic changes, pandemics, weather or climate changes, unemployment and interest rates. Such changing conditions could reduce demand in the marketplace for GlobalX’s services.

We may become involved in litigation that may materially adversely affect us.

GlobalX may be subject to litigation arising out of its operations. Damages claimed under such litigation may be material or may be indeterminate, and the outcome of such litigation may materially impact GlobalX’s business, results of operations, or financial condition. While GlobalX will assess the merits of any lawsuit and defend itself accordingly, it may be required to incur significant expense or devote significant financial resources to defending itself against such litigation. In addition, the adverse publicity surrounding such claims may result in a material adverse effect.

Increased labor costs, union disputes, employee strikes and other labor-related disruption, may adversely affect our business, results of operations and financial condition.

GlobalX intends to have a non-unionized workforce. In the event that unionization activities occur with its workforce, GlobalX will incur increased labor costs. Increased labor costs will negatively impact upon GlobalX’s cost structure and will adversely affect GlobalX’s ability to operate an airline.

Many factors could affect our ability to control our costs and to maintain a low cost structure.

We have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, airport and related infrastructure taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. We cannot guarantee we will be able to maintain a cost advantage over our future competitors. If our cost structure increases and we are no longer able to maintain a cost advantage over our competitors, it could have a material adverse effect on our business, results of operations and financial condition.

Our proposed fuel hedging strategy may not reduce our fuel costs.

There can be no assurance that we will be able to enter into fuel hedge contracts now or in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel absent hedging, is limited since we set the price of charters in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.

The airline industry is exceedingly competitive, and we compete against new entrants, legacy network airlines and cargo carriers; if we are not able to compete successfully in our markets, our business will be materially adversely affected.

GlobalX faces competition from exclusively charter airlines as well as traditional scheduled-service airlines, both ultra-low cost carriers and legacy carriers, that operate charters as a secondary line of business. In addition, our competitors may choose to commence or expand their existing charter operations, which could adversely impact our ability to obtain or renew charter contracts. This could result in decreases in our charter services market share and reduced profitability for our charter operations, which would have a material adverse effect on our business, results of operations and financial condition. All of our competitors have greater financial resources, are larger than us in terms of numbers of aircraft, and are more fully developed in their corporate infrastructure, which could negatively affect our ability to compete and which could have a material adverse effect on our business, results of operations and financial condition.

The charter airline industry is particularly susceptible to price discounting when competing for customers. This may be mitigated to a certain extent by the aircraft type, on-board seat comfort levels and amenities GlobalX plans to operate. Nevertheless, price-sensitive charter customers may favor price over comfort, which could have a material adverse effect on our business, results of operations, and financial performance.

The ultra-competitive nature of the airline industry could prevent us from achieving the performance metrics and milestones in our business plan necessary to sustain profitable operations in new and existing markets and could impede our growth strategy, which could negatively impact our operating results.

Airlines are often affected by factors beyond their control.

Like other airlines, we will be subject to delays caused by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The U.S. air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Other countries employ their own air traffic management systems, and similar factors, outside of our control, would exist for our international service to foreign countries. Adverse weather conditions and natural disasters can cause flight cancellations or significant delays. Cancellations or delays due to weather conditions or natural disasters, air traffic control problems, breaches in security or other factors could harm our business, results of operations and financial condition. Similarly, outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu, and COVID-19 could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline.

Our business plan is heavily reliant on our ability to primarily base our operations at, and fly out of, Miami International Airport, and if we are unable to secure operating capacity at this airport, our business will be substantially harmed.

Our business plan calls for our operations to be based at MIA, which we expect to be our central hub, with the vast majority of our projected flights consisting of daily round trips departing from and returning to MIA, initially to Havana. If we are unable to secure operating capacity at MIA or Havana either for our initial operations or planned expansion our business will be substantially harmed. And, assuming that we do obtain operating capacity at MIA, there is no guarantee that the fees and other costs related to operating out of MIA will not increase. Our operating performance and results of operations could be harmed by any such increase in fees or costs charged by the airport.

We will rely heavily on technology and automated systems to operate our business and any failure of these technologies or systems or failure by their operators could harm our business.

We will need to put in place a significant amount of information technology and automated systems to operate our business. The functionality and implementation of these systems will be one of the keys to achieving low operating costs. These systems are expected to include a computerized airline reservation system, flight operations system, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. An inability to implement these systems in a timely fashion could result in delays in the start of our operations. In addition, in order for our operations to work efficiently, our website and reservation system will need to be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Substantially all of our tickets are expected to be issued to passengers as electronic tickets. We intend for our reservation system to be hosted and maintained under a long term contract by a third-party service provider and we plan to rely on this reservation system to issue, track and accept electronic tickets. If we are unable to contract with the third party service provider or otherwise are unable to implement our reservation system or our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines.

Unauthorized breach of our information technology infrastructure could compromise the personally identifiable information of our passengers, prospective passengers or personnel and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.

Our anticipated processing, storage, use and disclosure of personal data could give rise to liabilities as a result of government regulation or a significant data breach may adversely affect the Company’s business. In our regular business operations, we collect, transmit, process and store sensitive data, including personal and financial information of our customers and employees such as payment processing information and information of our business partners. GlobalX depends on the ability to use information we collect to provide our services and operate our business.

GlobalX must manage increasing legislative, regulatory and consumer focus on privacy issues and data security. For example, in May 2018, the European Union’s General Data Protection Regulation became effective, which imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance. Recent penalties imposed by regulators have resulted in substantial adverse financial consequences to those companies. Also, some of GlobalX’s commercial partners, such as credit card companies, have imposed data security standards that GlobalX must meet. These standards continue to evolve. GlobalX will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could increase GlobalX’s costs.

Additionally, GlobalX must manage evolving cybersecurity risks. Our network systems and storage applications, and those systems and storage and other business applications maintained by our third-party providers, may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. In addition, as attacks by cybercriminals become more sophisticated, frequent and intense, the costs of proactive defense measures may increase. While we continually work to safeguard our internal network systems, including through risk assessments, system monitoring, information security policies and employee awareness and training, and review and validate our third-party security standards, there is no assurance that such actions will be sufficient to prevent cyber-attacks or data breaches.

The loss, disclosure, misappropriation of or access to customers’, employees’ or business partners’ information or GlobalX’s failure to meet its obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or GlobalX’s failure to meet its obligations may adversely affect GlobalX’s reputation, relationships with our business partners, business, operating results and financial condition.

We intend to rely on third-party distribution channels to distribute a portion of our airline tickets, which presents challenges in terms of our ability to maintain a competitive cost structure.

We intend to rely on third-party distribution channels, including those provided by or through global distribution systems or GDSs (e.g., Amadeus, Galileo, Sabre and Worldspan), conventional travel agents and online travel agents or OTAs (e.g., Orbitz, Priceline, Expedia and Travelocity), to distribute a portion of our airline tickets.

These distribution channels are expected to be more expensive than those we intend to operate ourselves. Certain of these distribution channels also are expected to effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.

Failure to comply with applicable environmental regulations could have a material adverse effect on our business, results of operations and financial condition.

We expect to be subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures and any future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, climate change legislation was previously introduced in Congress and such legislation could be re-introduced in the future by Congress and state legislatures, and could contain provisions affecting the aviation industry, compliance with which could result in the creation of substantial additional costs to us. Similarly, the Environmental Protection Agency issued a rule that regulates larger emitters of greenhouse gases. Future operations and financial results may vary as a result of such regulations. Compliance with these regulations and new or existing regulations that may be applicable to us in the future could increase our cost base and could have a material adverse effect on our business, results of operations and financial condition. Governmental authorities in several U.S. and foreign cities are also considering or have already implemented aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings, which could adversely affect our operations going forward, particularly if locally-imposed regulations become more restrictive or widespread.

We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

We expect to lease all of our aircraft. Our ability to pay the fixed costs associated with our contractual obligations under these leases will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition.

Rising maintenance and repair costs could adversely affect cash flow and results of operation.

As we anticipate ordering all new aircraft our initial maintenance costs will in all likelihood be lower at the beginning of the aircraft lease. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will likely be incurred at approximately the same intervals. Moreover, because we anticipate that our current fleet will be acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will likely occur at roughly the same time, meaning we will likely incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities could result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue. In addition, we anticipate that the terms of our lease agreements will require us to pay supplemental rent, also known as maintenance reserves, to be paid to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.

We may face difficulties in recruiting and hiring our workforce.

From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We expect to compete against the major U.S. and foreign flag airlines for labor in these highly-skilled positions. Major U.S. airlines may offer wage and benefit packages that exceed our wage and benefit packages. If we are unable to hire, train and retain qualified employees at its anticipated costs, we may be unable to successfully execute our business plan. Moreover, in the future, we may have to increase wages and benefits to attract and retain qualified personnel or risk considerable employee turnover.

The airline industry is particularly sensitive to changes in economic conditions.

Negative economic conditions or a reoccurrence of such conditions would negatively impact our business, results of operations and financial condition. Our business and the airline industry in general are affected by many changing economic conditions beyond our control, including, among others:

•
changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S. or Global economy and financial markets;
•
changes in consumer preferences, perceptions, spending patterns or demographic trends, including any increased preference for higher-fare carriers offering higher amenity levels, and reduced preferences for low-fare carriers offering more basic transportation, during better economic times;
•
higher levels of unemployment and varying levels of disposable or discretionary income;
•
depressed housing and stock market prices; and

•
lower levels of actual or perceived consumer confidence.

These factors can adversely affect the results of our operations, our ability to obtain financing on acceptable terms, and our liquidity generally. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for leisure, visiting friends and relatives, and business travel. For many travelers, in particular the leisure and visiting friends and relatives travelers we serve, air transportation is a discretionary purchase that they can eliminate from their spending in difficult economic times. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.

Risks associated with our presence in international emerging markets, including political or economic instability, and failure to adequately comply with existing legal requirements, may materially adversely affect us.

Some of our target growth markets include countries with less developed economies, legal systems, financial markets and business and political environments are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.

We will emphasize compliance with all applicable laws and regulations and will implement and refresh policies, procedures and certain ongoing training of our employees, third-party specialists and partners with regard to business ethics and key legal requirements; however, we cannot assure you that our employees, third-party specialists or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe or have reason to believe our employees, third-party specialists or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs which in turn may have a material adverse effect on our reputation, business, results of operations and financial condition.

We face limits on foreign ownership and control.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, we will restrict voting of shares of capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted or controlled, directly or indirectly, by persons who are not U.S. citizens and that our president and at least two-thirds of the members of our board of directors be U.S. citizens.

To be considered a U.S. citizen, you must be: (1) individual who is a citizen of the U.S.; (2) a partnership each of whose partners is an individual who is a citizen of the U.S.; or (3) a corporation or association organized under the laws of the U.S. or a state, the District of Columbia, or a territory or possession of the U.S., of which the president and at least two-thirds of the board of directors and other managing officers are citizens of the U.S., which is under the actual control of citizens of the U.S., and in which at least 75 percent of the voting interest is owned and controlled by persons that are citizens of the U.S.

No shares of stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which is referred to as the foreign stock record. Further, no shares of its capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law.

We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising charter prices, reducing revenue and increasing costs.

We cannot assure you that these and other laws or regulations enacted in the future will not harm our business. Our ability to operate as an airline is dependent on our maintaining certifications issued to us by the DOT and the FAA. The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business and financial results. Federal law requires that air carriers operating large aircraft be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers factors such as unfair or deceptive competition, advertising, baggage liability and disabled passenger transportation.

While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations.

International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations in countries outside the United States where we hope to provide service to as a US Flag Carrier. If we are not able to comply with the regulatory regime in such countries, our ability to grow the business could be significantly harmed.

We have limits on our fleet expansion.

We must obtain the approval of the FAA and the DOT to operate aircraft internationally. We intend to apply for the right to fly internationally. This application will be based on a demonstration of our financial and managerial fitness and safety compliance for expanded operations. There can be no assurance that such authorization will be granted. The failure of the FAA and the DOT to grant approval to operate additional aircraft would materially restrict our ability to grow.

Risk Factors Relating to Ownership of Our Common Stock and Class B Non-Voting Common Stock

We do not know whether an active, liquid and orderly market will develop for our common stock or what the market price of our common stock will be, and, as a result, it may be difficult for you to sell your shares of our common stock.

Our common stock currently trades on the OTCQB and TSXV and our Class B Non-Voting Common Stock trades on the TSXV, each with very limited daily trading volume. The market price of our common stock and our Class B Non-Voting Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
limited daily trading volume resulting in the lack of a liquid market;
•
our success in purchasing aircraft, obtaining regulatory approval and other authorizations for our business;
•
general market, political and economic conditions;
•
changes in fuel prices;
•
changes in earnings estimates and recommendations by financial analysts;
•
our failure to meet financial analysts’ performance expectations;
•
changes in market valuations of our competitors; and
•
the expiration of the lock-up periods on shares of our common stock that were outstanding prior to this offering.

Until our common stock is listed on a qualified national securities exchange or our common stock price exceeds $5 per share, our common stock will be considered a “penny stock” and will not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.

Our common stock has traded on the OTCQB at a price of less than $5.00 per share and, as a result, is considered a “penny stock” by the SEC and subject to rules adopted by the SEC regulating broker- dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which generally define a “penny stock” to be any equity security that is not listed on a qualified national securities exchange and that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of our common stock being subject to the rules on penny stocks, the liquidity of our common stock may be adversely affected.

We will require additional capital in the future and raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our business assets.

We will require additional capital in the future and we may seek additional capital through a combination of public and private equity offerings, debt financings, working capital lines of credit and potential licenses and collaboration agreements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire additional aircraft and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock and our Class B Non-Voting Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock and our Class B Non-Voting Common Stock, which in turn could cause our stock price to decline.

Insiders will continue to have substantial influence over us after this offering, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates will beneficially own shares representing approximately 63% of our outstanding common stock and the total voting power of our capital stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock and our Class B Non-Voting Common Stock.

We will register the shares of common stock issuable under our equity compensation plans and the sale of such shares could affect our market price. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our corporate charter and bylaws include provisions limiting voting and ownership by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our certificate of incorporation and bylaws restrict voting of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 24.9% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, that no more than 49.9% of our outstanding stock be owned (beneficially or of record) by persons who are not U.S. citizens and that our president and at least two-thirds of the members of our board of directors and senior management be U.S. citizens. Our amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our bylaws also provide that any transfer or issuance of our stock that would cause the amount of our stock owned by persons who are not U.S. citizens to exceed foreign ownership restrictions imposed by federal law will be void and of no effect.

Our bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We are currently in compliance with these ownership restrictions.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to: (i) exemption from compliance with the auditor attestation requirements pursuant to SOX; (ii) exemption from compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (iii) reduced disclosure about our executive compensation arrangements; and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will continue to remain an emerging growth company until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of this offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

In addition, we are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our outstanding capital stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our outstanding capital stock) or a public float (based on our outstanding capital stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We have not included all of the executive compensation related information that would be required if we were not an emerging growth company, nor have we included all of the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our stock less attractive if we rely on these exemptions. If some investors find our stock less attractive as a result, there may be a less active trading market for our stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have opted to take advantage of this extended transition period for the adoption of certain accounting standards.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time- consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not expect to pay any dividends for the foreseeable future. Investors in this offering may never obtain a return on their investment.

You should not rely on an investment in our stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock or Class B Non-Voting Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility we enter into, or debt instrument that we issue, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock or Class B Non-Voting Common Stock. Accordingly, investors must rely on sales of their common stock or Class B Non-Voting Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock or Class B Non-Voting Common Stock.

Holders of Class B Non-Voting Common Stock have no voting rights. As a result, holders of Class B Non- Voting Common Stock will not have any ability to influence stockholder decisions.

Class B Non-Voting Common Stockholders, including those purchasing Class B Non-Voting Common Stock in this offering, have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of the common stock. Unlike holders of voting shares, holders of nonvoting shares cannot vote on: (1) the election or removal of directors; (2) the approval of extraordinary transactions, such as mergers, (3) significant asset sales, or dissolution, (4) amendments to the certificate of incorporation, which is the legal document setting forth the terms of each class of stock, except that holders of nonvoting shares are entitled to vote on amendments that would (a) unless otherwise provided in the certificate of incorporation, increase or decrease the aggregate number of authorized shares, (b) increase or decrease the par value of the shares, or (c) adversely alter or change the powers, preferences, or special rights of the shares; and (5) other corporate governance matters, including say-on-pay votes and bylaw amendments put to a stockholder vote.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We will become subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act are accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. We believe that our current proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.

Current Proceedings

On October 1, 2021, GEM Yield Bahamas Limited (“GEM”) commenced an action in the Supreme Court of the State of New York, County Of New York against the Company (the “GEM Litigation”). GEM claims the Company breached a May 4, 2020 promissory note (the “Note”) pursuant to which the Company agreed to make certain payments to GEM in an aggregate amount of CDN $2,000,000 (the “Fee”) in consideration for GEM and GEM Global Yield LLC SCS (collectively the “GEM Parties”) entering into a share subscription agreement (the “SSA”) providing for the GEM Parties to purchase up to CDN$100,000,000 worth of common shares in the Company upon the occurrence of certain events. GEM claims that the Company failed to pay the first installment of the Fee on May 4, 2021 as due and that the full CDN$2,000,000 of the Fee is accelerated and due now.

The Company claims that the GEM Parties breached the SSA by, among other things, selling the Company’s common shares when prohibited from doing so pursuant to the SSA, as part of a stock manipulation scheme, and that such breach excuses the Company from paying the Fee. The Company is opposing the relief GEM seeks and cross-moving to stay the GEM Litigation on several bases including that (i) the parties agreed to arbitrate any dispute, (ii) GEM’s suit is procedurally improper, and (iii) the GEM Parties’ breach of the SSA excuses the Company from paying the Fee. The Company’s opposition papers were filed on November 19, 2021, at which point GEM had an opportunity to file reply papers. Given the backlog of cases at the court due to COVID and other factors, the Company has not heard from or estimate when the court will rule on the parties’ respective filings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the OTCQB Marketplace (“OTCQB”) under the symbol “JETMF” and on the TSX Venture Exchange (“TSXV”) under the symbol “JET.” Our shares of Class B Non-Voting Common Stock are traded on the TSX Venture Exchange (“TSXV”) under the symbol “JET.B”

The Company has not paid any cash dividends

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements included in

Item 8 of this report.

Business Overview

Global Crossing Airlines Group Inc. (“GlobalX” or the “Company”) operates a US Part 121 flag and charter airline using the Airbus A320 family of aircraft. GlobalX’s business model is to (1) provide services on an ACMI using wet lease contracts to airlines and non-airlines, and (2) on a Charter basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America. GlobalX also plans to operate the Airbus A321 freighter (“A321F”) commencing in the fourth quarter of 2022 after completing all FAA certification requirements with the A321F.

Focused on becoming a Market leader with differentiated, value-creating solutions

GlobalX intends to become the best-in-class U.S. narrow-body, ACMI charter airline, operating both passenger and cargo charter aircraft while recruiting and maintaining a dynamic team of customer-centric flight crews, ground and maintenance teams and management staff.

GlobalX operates its A320 family aircraft for airlines, tour operators, college and professional sports teams, incentive groups, resorts and casino groups and government agencies. It is our goal to deliver best in class on time performance and dispatch reliability; Expand existing relationships and develop additional relationships with leading charter/our operators to provide aircraft during their peak seasons; and provide ad-hoc and track charter programs for non-airline customers, including hotels, casinos, cruise ship companies, tour operators.

Launch cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX plans to add A321F (passenger to freighter) aircraft to its operating certificate and into the fleet commencing Q4 2022, and cargo will be an integral part of the GlobalX business. GlobalX intends to operate its A321Fs under ACMI charter operations with major package operators and major freight and logistics companies. Under these arrangements, customarily, these operators will take the commercial risk associated with the selling of the cargo and provide all ground handling and cargo-specific operations, with GlobalX assuming the operational risk of providing a functional aircraft, trained crew, in a safe and on time manner as the ACMI operator.

Location of Operations Bases

GlobalX will initially operate from two geographic bases:

•
Miami International Airport (“MIA”) – GlobalX’s main base of operations is MIA, and, pursuant to its Airline Use Agreement with MIA, GlobalX (1) operates charter flights out of Concourse E, and rents office space and operates its ticket counters, and (2) maintains a maintenance office for its maintenance staff and for storage of all aircraft records, as well as spare parts and consumables storage, with loading dock capabilities. While we do have an Airline Use Agreement in place with MIA, it does not guarantee availability of boarding gates or landing slots at that airport.
•
Atlantic City Airport (“ACY”) – GlobalX has a northeastern U.S. base at Atlantic City Airport, New Jersey, and intends to eventually base two A320 aircraft there. ACY has below-market aircraft landing fees and aircraft parking fees, and because of its location further east and on the water, does not experience the full effect of northeastern winter storms, remaining relatively free of snow and ice in the winter. ACY serves as an excellent location to base aircraft, will be used both for charters into Atlantic City on behalf of its major casinos, and to efficiently move aircraft for ad hoc and last-minute charters from other northeastern airports, including New York – JFK, New York – LaGuardia, Newark, Boston and Philadelphia.

Reducing Operational Costs

To control costs and maintain a competitive cost per Block Hour flown, GlobalX:

•
Flies only one aircraft family (A320).
•
Maintains focus on continuous financial discipline and strict departmental budgeting.

•
Has implemented and utilizes highly digital operating methods for both flight and maintenance operations, using best in class aviation software operating systems from leading suppliers including dispatch (Navblue), maintenance (Trax) and training software (Mint). By capitalizing on the latest software, GlobalX can effectively eliminate most manual processes and operate effectively with fewer people than a comparably-sized airline using older software systems.
•
Promotes organizational culture of efficiency and high productivity.

Marketing Plan

GlobalX plans to achieve its revenue goals by flying charter operations for a variety of client groups:

•
Scheduled airlines that have short-term or long-term capacity needs to supplement their existing routes or fleets.
•
Major tour operators, resorts, cruise lines and casinos that require airlift above and beyond scheduled service to meet their occupancy needs.
•
Professional and collegiate sports teams
•
Charter brokers representing a variety of interests, including the entertainment industry, dignitary travel, political campaigns, and government programs.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected what it believes is the best overall single-aisle aircraft family to operate. This approach differs from traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating and spare part costs. GlobalX conducted research to determine the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market and GlobalX selected the A320 aircraft family.

The following factors support GlobalX’s choice to operate the Airbus A320 and A321 aircraft versus the Boeing family of aircraft:

Cost and Operating factors: lower fuel burn, and better aircraft and cockpit crew pool availability.

Operational Capability: the A320 has a range advantage over the 737-800 and can fly non-stop from Miami to selected airports in North America, South America, the Caribbean, and between most major destinations in Europe. The A320 has excellent maintenance dispatch reliability and strong availability of spare parts and components, making the A320, in management’s estimation, the most popular aircraft among low-cost airlines.

Passenger comfort: better seat width, cargo bin volume for carry-on baggage and cargo hold volume.

Aircraft Maintenance

Heavy maintenance checks are expected to be sourced out to FAA-approved service providers. The "6Y" and "12Y" checks will be primarily paid for using funds from the accrued maintenance reserves paid to lessors under operating leases.

Strategy to Address Competitive Response

We expect the existing charter operators based in the U.S. to respond to GlobalX’s entry into the market by lowering their pricing to customers. The expected competitive response typically includes lowered ACMI rates for key contracts. We believe GlobalX’s existing relationships with potential customers and the underserved demand in the U.S., coupled with our newer planes allowing for a more cost-efficient operation, will allow us to address any competitive pressure and grow as anticipated.

GlobalX Charter Service

GlobalX is a charter provider that currently focuses exclusively on providing customized, non-scheduled passenger air transport services with narrow-body Airbus A320 and A321 aircraft. We expect our primary line of business and focus to be commercial charter services from MIA to destinations throughout North and South America and the Caribbean, with established scheduled airlines that need additional air lift to supplement their own, and established tour and travel operators that sell tour packages in and between these markets.

We provide our services through two contract structures: (1) ACMI and (2) Charter

We believe operating charter flights will largely insulate our expected profitability from fluctuations in jet fuel prices, which are typically the largest and most volatile expense for an air carrier. Under the vast majority of our commercial passenger charter arrangements, our customers bear 100% of the cost of jet fuel. In addition, consistent with industry practice, we plan for those customers to pay us our contract price approximately two weeks in advance of their flights.

Because we expect that our ACMI customers would be responsible for fuel costs, our expected commercial ACMI revenues would not be affected directly by fuel price changes. However, a significant increase in fuel prices would likely have an adverse effect on demand for the use of our aircraft, which could have a material adverse effect on our profitability and financial position.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft

Leasing, maintenance, and management industries at companies such as Republic Airways, Eastern Airlines, JetBlue Airways, Virgin America, Hawaiian Airlines, American Airlines, US Airways, Atlas Air, Breeze Airways, Emirates, North American Airlines, Miami Air, AAR, Continental Airlines, Pan Am, Atlantic Coast Airlines, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, The Home Depot, Halliburton, Lehman Brothers, and the Burger King Corporation.

Business Strategy

GlobalX seeks to become the best-in-class U.S. narrow-body, ACMI and Full Contract charter airline, operating both passenger and cargo charter aircraft while recruiting and maintaining a dynamic team of customer-centric flight crews, ground teams and management staff.

In launching a US 121 Flag and Supplemental charter airline in the United States, GlobalX has done, or plans to do, the following:

Launch passenger charter flights with A320/A321 all passenger aircraft

GlobalX operates its A320 family aircraft under ACMI/Full Contract charter operations for major airlines, tour operators, college and professional sports teams, incentive groups, major resorts and casino groups.

•
Deliver best in class on time performance and dispatch reliability;
•
Expand existing relationships and develop additional relationships with leading European charter/ our operators to provide aircraft during their peak seasons; and
•
Provide ad-hoc and track charter programs for non-airline customers, including hotels, casinos, cruise ship companies, tour operators.

Launch cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX plans to add A321F (passenger to freighter) aircraft to its operating certificate and into the fleet commencing Q3 2022. Cargo is an important revenue stream for airlines and will be an integral part of the GlobalX operation.

GlobalX intends to operate its A321Fs under ACMI/Wet Lease charter operations with major package operators and major freight and logistics companies. Under these arrangements, customarily, these operators will take the commercial risk associated with the selling of the cargo capacity and provide all ground handling and cargo-specific operations, with GlobalX assuming the operational risk of providing a functional aircraft, trained crew, in a safe and on time manner as the ACMI operator.

Business Developments

Our results for 2021 were impacted by the following:

•
On December 31st, 2020 we accepted delivery of our first A320 passenger aircraft
•
On April 13th, 2021 we accepted delivery of our first A321 passenger aircraft
•
On August 7th, 2021 we received our Airline Operating Certificate from the United States Federal Aviation Authority and we began our revenue operations immediately thereafter
•
On September 3rd , 2021 we accepted delivery of our second A320 passenger aircraft
•
In October 2021, we initiated scheduled flights between Miami and Santo Domingo, Dominican Republic on behalf of White Wings
•
In November 2021, we initiated scheduled flights between Miami and Havana, Cuba, on behalf of Havana Air

•
On December 3rd, 9th, and 17th, 2021 we accepted delivery of our third, fourth, and fifth A320 passenger aircraft, respectively
•
In December 2021, we began flying in support of the NCAA’s fall football season

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Years ended December 31, 2021 and 2020

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Fleet & Block Hours

Operating Fleet	2021	2020	Inc/(Dec)
A320	0.8	0.0	0.8
A321	0.4	0.0	0.4
Total Operating Average Aircraft Equivalents	1.2	0.0	1.2
Total Block Hours	1,679	0	1,679

Operating Revenue

The following table compares our Operating Revenue (in dollars):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue	$14,292,472	$—	$14,292,472	N/A

Operating revenue increased $14.3 million due to the initiation of revenue operations. Block Hours increased 1,679, also as a direct result of the initiation of revenue service.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

Operating Expenses	2021	2020	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$9,784,450	$425,787	$9,358,663	2198.0%
Aircraft Fuel	3,142,720	—	3,142,720	N/A
Maintenance, materials and repairs	832,609	—	832,609	N/A
Depreciation and amortization	34,289	125	34,164	27331.2%
Contracted ground and aviation services	3,336,782	—	3,336,782	N/A
Travel	961,258	24,781	936,477	3779.0%
Insurance	1,713,756	—	1,713,756	N/A
Aircraft Rent	4,149,871	—	4,149,871	N/A
Other	7,497,021	2,202,988	5,294,033	240.3%
Total Operating Expenses	$31,452,756	$2,653,681	$28,799,075	1085.3%

Salaries, wages and benefits increased $9.4 million, or 2,198%, primarily driven by our initiation of revenue service.

Aircraft fuel increased $3.1 million, or N/A%, driven by our initiation of revenue service. The majority of this cost is included in our revenue.

Maintenance, materials and repairs increased by $833 thousand, or N/A%, driven by our initiation of revenue service.

Depreciation and amortization increased $34 thousand, or 27,331%, driven by assets acquired to support our FAA certification and our initiation of revenue service.

Contracted ground and aviation services increased $3.3 million, or N/A%, driven by our initiation of revenue service.

Travel increased $936 thousand, or 3,779%, driven by our initiation of revenue service and by efforts required to gain our FAA certification.

Insurance increased $1.7 million, or N/A%, driven by the delivery of aircraft during 2021 and our initiation of revenue service.

Aircraft rent increased $4.1 million, or N/A%, driven by the delivery of aircraft during 2021 and our initiation of revenue service.

Other in 2021 increased $5.3 million, or 240%, driven by our initiation of revenue service, the delivery of aircraft during 2021, and FAA certification.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

Non-Operating Expenses (Income)	2021	2020	Inc/(Dec)	% Change
Loss (Gain) on Warrant Valuation	$2,650,772	$(609,440)	$3,260,212	(535.0)%
Unrealized Loss (Gain) on Financial Instruments	154,120		154,120	N/A
Interest Income	(515)	18	(533)	(2961.1)%
Interest Expense	31,558	(107)	31,665	(29593.5)%
Total Non-Operating Expenses (Income)	$2,835,935	$(609,529)	$3,445,464	(565.3)%

Loss (Gain) on Warrant Valuation increased $3.3 million driven by the reclassification of warrants during 2021 from a liability to equity

Unrealized Loss (Gain) on Financial Instruments increased $154 thousand driven by foreign exchange impacts.

Interest expense, net increased $31 thousand driven by financing of insurance premiums.

Discontinued Operations	2021	2020	Inc/(Dec)	% Change
Income from Discontinued Operations	$177,706	$—	177,706	N/A

Income From Discontinued Operations increased $178 thousand dollars as a result of the spin-off of Canada Jetlines

Income Tax Expense	2021	2020	Inc/(Dec)	% Change
Income tax expense	$—	$—

Income taxes. Our effective income tax rates were a benefit rate of 0% for 2021.

Liquidity and Capital Resources

The most significant liquidity events during 2021 were as follows:

Operating Activities. For 2021, Net cash used by operating activities increased by $6.7 million to $8.1 million, which primarily reflected Net loss of $20.0 million, an increase in Accounts receivable of $746 thousand, an increase in Prepaid expenses and other assets of $487 thousand, and a decrease in Operating Lease Obligations of $387 thousand. These were partially offset by noncash adjustments of $2.7 million for Loss on warrant revaluation, $1.3 million for share based payments, and $1.2 million for a decrease in operating lease right of use asset, as well as an increase in Accrued liabilities of $6.0 million, a Foreign exchange gain of $228 thousand. For 2020, Net cash used for operating activities was $1.4 million, which primarily reflected the lack of an airline operating certificate and revenue.

Investing Activities. For 2021, Net cash used for investing activities increased by $2.7 million to $3.3 million, consisting primarily of $2.7 million related to Deferred costs and other assets, and $653 thousand related to Purchases of property and equipment. For 2020, Net cash used for investing activities was $680 thousand, consisting primarily of $705 thousand related to Deferred costs and other assets.

Financing Activities. For 2021 Net cash provided by financing activities increased by $16.3 million to $18.9 million, which primarily reflected $19.0 million related to Proceeds from issuance of units, partially offset by $104 thousand related to Other liabilities and $34 thousand for Payments to related parties. For 2020, Net cash provided by financing activities was $2.6 million, which primarily reflected $2.5 million in Proceeds from issuances of units and $187 thousand related to Other liabilities.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

We do not expect to pay any significant U.S. federal income tax in 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Crossing Airlines Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Crossing Airlines Group Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and retained deficit as of December 31, 2021. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

March 31, 2022

We have served as the Company’s auditor since 2020.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS

Current assets
Cash and cash equivalents	$5,241,716	$523,690
Restricted cash	2,752,285	25,000
Accounts receivable, net of allowance	745,646	—
Prepaid expenses and other current assets	848,490	350,420
Current assets held for sale	—	11,400
	9,588,137	910,510
Property and equipment, net of accumulated depreciation of $36,122	618,883	422
Operating lease right-of-use assets	22,668,308	2,520,243
Deferred costs and other assets	6,198,338	3,740,037

	$39,073,666	$7,171,212

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,574,186	$1,226,861
Accrued liabilities	5,963,761	—
Due from related parties	197,558	232,027
Current portion of notes payable	1,573,000	392,700
Warrant liability	—	824,607
Current portion of long-term operating leases	3,393,497	605,397
Current liabilities held for sale	—	274,951
	14,702,002	3,556,543

Note payable	—	1,178,100
Long-term operating leases	20,042,343	1,914,846
Other liabilities	83,491	187,928
Deferred taxes	—	—
Non-current liabilities held for sale	—	31,416
	34,827,836	6,868,833
COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock - $.001 par value; 200,000,000 authorized; 51,237,876 and 28,938,060 issued and outstanding as of December 31, 2021 and 2020, respectively	51,237	28,938
Common stock subscribed	—	452,269
Additional paid-in capital	26,456,900	2,264,966
Retained deficit	(22,262,307)	(2,443,794)
	4,245,830	302,379

	$39,073,666	$7,171,212

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2021	2020

OPERATING REVENUES	$14,292,472	$—

OPERATING EXPENSES
Salaries, Wages, & Benefits	9,784,450	425,787
Aircraft Fuel	3,142,720	—
Maintenance, materials and repairs	832,609	—
Depreciation and amortization	34,289	125
Contracted ground and aviation services	3,336,782	—
Travel	961,258	24,781
Insurance	1,713,756	—
Aircraft Rent	4,149,871	—
Other	7,497,021	2,202,988
Total Operating Expenses	31,452,756	2,653,681

Loss from operations	(17,160,284)	(2,653,681)
Loss (Gain) on Warrant Valuation	2,650,772	(609,440)
Unrealized Loss (Gain) on Financial Instruments	154,120	—
Interest Income	(515)	18
Interest expense	31,558	(107)

Loss from continuing operations	(19,996,219)	(2,044,152)
Income from discontinued operations, including gain on disposal of $302,830 (Note 4)	177,706	—
Net loss before income taxes	$(19,818,513)	$(2,044,152)
Income tax expense (benefit)	—	—

Loss from continuing operations, net of taxes	(19,818,513)	(2,044,152)

Basic loss per share – continuing operations	$(0.43)	$(0.11)

Diluted loss per share – continuing operations	$(0.43)	$(0.11)

Basic earnings per share – discontinued operations	$0.00	$0.00

Diluted earnings per share – discontinued operations	$0.00	$0.00

Weighted average number of shares outstanding	46,185,089	19,169,244

Fully diluted shares outstanding	46,185,089	19,169,244

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2021	YEAR ENDED DECEMBER 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(19,996,219)	$(2,044,152)
Items not affecting cash:
Depreciation	34,289	125
Foreign exchange loss	228,206	142,529
Loss / (gain) on warrant revaluation	2,650,772	(609,440)
Decrease in operating lease right of use asset	1,154,477	—
Share-based payments	1,254,413	216,111

Non-cash working capital item changes:
Accounts receivable	(745,646)	—
Prepaid expenses and other current assets	(486,670)	(357,546)
Accounts payable	2,072,374	1,263,591
Accrued liabilities	5,963,761	—
Decrease in operating lease obligations	(386,945)	-
Net cash used in operating activities - continuing operations	(8,257,188)	(1,388,782)
Net cash provided by operating activities - discontinued operations	177,706	—
Net cash used in operating activities	(8,079,482)	(1,388,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from asset disposal	-	24,639
Purchases of property and equipment	(652,750)	—
Deferred costs and other assets	(2,684,307)	(705,000)
Net cash used in investing activities	(3,337,057)	(680,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	(34,469)	(64,110)
Other liabilities	(104,437)	187,928
Proceeds on issuance of units	19,032,172	2,462,599
Net cash provided by financing activities – continuing operations	18,893,266	2,586,417
Net cash (used in) provided by financing activities – discontinued operations	(31,416)	31,416
Net cash provided by financing activities	18,861,850	2,617,833

Net increase in cash	7,445,311	548,690

Cash, cash equivalents and restricted cash - beginning of the period	548,690	-
Cash, cash equivalents and restricted cash - end of the period	$7,994,001	$548,690
Cash paid for
Interest	$31,558	$18
Taxes	-	-

The following provides a reconciliation of cash, cash equivalents, and restricted cash to the amounts reported on the consolidated Balance Sheets:

Cash and cash equivalents	$5,241,716	$523,690
Restricted cash	2,752,285	25,000
	$7,994,001	$548,690

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2020	9,485,257	$5	$—	$—	$(399,642)	$(399,637)
Effect of reverse takeover transaction	8,482,990	—	—	(1,286,533)	—	(1,286,533)
Issuance of shares – private placement	6,174,400	1,296,231	—	231,461	—	1,527,692
Issuance of shares – warrants and options exercised	3,219,669	590,262	—	457,779	—	1,048,041
Issuance of shares – GEM financing	769,785	770	—	520,039	—	520,809
Issuance of shares – RSUs	342,000	54,720	—	—	—	54,720
Issuance of shares – settlement of debt	463,959	213,059	—	—	—	213,059
Common stock subscribed	—	—	452,269	—	—	452,269
Assignment of par value	—	(2,126,109)	—	2,126,109	—	—
Share based compensation on stock options or RSUs	—	—	—	216,111	—	216,111
Loss for the period	—	—	—	—	(2,044,152)	(2,044,152)

Ending – December 31, 2020	28,938,060	28,938	452,269	2,264,966	(2,443,794)	302,379
Issuance of shares – private placement	15,601,830	15,601	(212,073)	14,766,160	—	14,569,688
Issuance of shares – warrants and options exercised	6,457,986	6,458	(240,196)	4,696,222	—	4,462,484
Issuance of shares – RSUs	240,000	240	—	(240)	—	—
Share based compensation on stock options or RSUs	—	—	—	1,254,413	—	1,254,413
GEM warrant reclassification	—	—	—	3,475,379	—	3,475,379
Loss for the period	—	—	—	—	(19,818,513)	(19,818,513)
Other comprehensive income	—	—	—	—	—	—

Ending – December 31, 2021	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

1.
NATURE OF OPERATIONS AND GOING CONCERN

Global Crossing Airlines Inc. (the “Company” or “Global”) was incorporated under the laws of British Columbia and continued as a Federal corporation pursuant to the Canada Business Corporations Act effective February 28, 2017. During the year ended December 31, 2020, the Company completed a business acquisition pursuant to which it acquired all of the issued and outstanding shares of Global Crossing Airlines, Inc. (“Global USA”), a Delaware corporation. For financial reporting purposes, the Company is considered a continuation of Global USA, the legal subsidiary, except with regard to authorized and issued common stock which is that of the Company, the legal parent. On December 22, 2020, the Company changed its jurisdiction of incorporation from the province of British Columbia, Canada to the State of Delaware. The U.S. Domestication was required for the Company to complete its charter licensing process and will also reflect the Company’s U.S.-business and operations. The Company’s principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets. The Company’s shares trade on the TSX Venture Exchange (the “Exchange” or “TSXV”) under the symbol “JET” and the OTCQB under the symbol “JETMF.”

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2021, the Company had a working capital deficit of $5,113,865 and a retained deficit of $22,262,307. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms. The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

During the year ended December 31, 2020, the World Health Organization declared a global pandemic related to the virus known as COVID-19. The airline industry has been impacted significantly as many local and regional governments have issued public health orders and travel restrictions in response to COVID-19. An extended disruption may affect the Company’s ability to generate revenue and obtain additional financing. The impact of these factors on the Company is not yet determinable; however, the Company’s financial position, results of operations and cash flows in future periods may be materially affected.

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in functional currency and foreign currency translation

The consolidated financial statements are presented in United States dollars, which is the functional currency of the Company and its subsidiaries.

During the year ended December 31, 2020, the Company changed its functional currency to US dollars given the increasing prevalence of U.S. dollar-denominated activities of the Company resulting from the business acquisition described in Note 3. The change in functional currency from Canadian dollars to US dollars was accounted for prospectively from June 23, 2020. The exchange rate used to translate the balance sheet to reflect the change in functional currency on adoption was US $1 equals to Canadian $1.355.

Foreign currency transactions are translated into the functional currency using exchange rates in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate in effect at the measurement date. Non-monetary assets and liabilities denominated in foreign currencies are translated using the historical exchange rate.

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines, LLC (collectively “Global USA”), GlobalX A320 Aircraft Acquisitions Corp. (“Acquisition A320”), GlobalX A321 Aircraft Acquisition Corp. (“Acquisition A321”), GlobalX Travel Technologies, Inc. (“Technologies”), CubaX Air Tours, LLC (“CubaX”) and Capitol Airlines, LLC. All intercompany transactions and balances have been eliminated on consolidation.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Certain reclassifications and format changes have been made to prior year amounts to conform to the 2021 presentation.

Details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Interest %	Principal activity
Global Crossing Airlines, Inc.	Delaware, United States	100% ownership by the Company	US charter airline
Global Crossing Airlines, LLC	Florida, United States	100% ownership by the Company	Charter support services
GlobalX A320 Aircraft Acquisition Corp.	British Columbia, Canada	100% ownership by the Company	Inactive subsidiary
GlobalX A321 Aircraft Acquisition Corp.	Nevada, United States	100% ownership by the Company	Inactive subsidiary
CubaX Air Tours, LLC	Florida, United States	100% ownership by the Company	Air charter services
Capitol Airlines, LLC	Florida, United States	100% ownership by the Company	Air charter services
GlobalX Travel Technologies, Inc. (Note 7)	Delaware, United States	80% ownership by the Company	Software development

On May 19, 2021, the Company entered into an arrangement agreement (“the Arrangement”) to complete a spin-out of the shares of its wholly owned subsidiary, Canada Jetlines Operations Ltd. (“Jetlines”). On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. To complete the spin-off, Global distributed one share of Jetlines for every two shares of Global held as of the record date. As of the closing of the Arrangement there were a total of 33,403,145 Jetlines shares issued and outstanding (including the 8,350,786 shares that have been retained by Global representing 25% of the issued and outstanding Jetlines shares). Jetlines and Global will operate as separate companies with different boards and management teams.

In accordance with U.S. GAAP, the financial position, results of operations, and cash flows of Jetlines are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. Prior years’ balance sheets have been adjusted to reflect the effect of the spin-off.

With the exception of Note 4, the notes to the consolidated financial statements reflect the continuing operations of Global. See Note 4 - Discontinued Operations below for additional information regarding discontinued operations.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions; at times, such balances may be in excess of insurance limits. The Company has not experienced any losses on these balances.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Restricted Cash

Restricted cash of $2,752,285 is being held by a financial institution as security for an Airport Security Bond which is required by U.S. Customs and Border Protection.

Accounts Receivable

The Company performs a monthly evaluation of accounts receivable and establishes an allowance for expected credit losses based on our best estimate, using a broad range of information including historical information, current conditions and forecasts. Account balances are written off against the allowance when we determine that the receivable will not be recovered.

Lessor Maintenance Deposits

GlobalX’s aircraft lease agreements provide that Global pay maintenance reserves monthly to aircraft lessors to be held as collateral in advance of major maintenance activities required to be performed by Global. Maintenance reserve payments are either fixed, or variable based on actual flight hours or cycles. These lease agreements provide that maintenance reserves are reimbursable to Global upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses will be reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. As of December 31, 2021, Lessor Maintenance Deposits totaled $82,776 and are included in Deferred Costs and other assets in the consolidated balance sheet.. During the year ended December 31, 2020, the Company did not make or expense any maintenance reserve payments as none were due.

Heavy Maintenance

The Company accounts for heavy maintenance costs for airframes and engines using the deferral method. Under this method, expense recognition of scheduled heavy maintenance events is deferred and amortized over the estimated period until the next scheduled heavy maintenance event is required. During the years ended December 31, 2021 and 2020, the Company did not incur amortization expense with respect to heavy maintenance costs and had no deferred maintenance costs of the years then ended.

Property & Equipment

Property and equipment are recorded at cost or fair value at the Acquisition Date and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

Leasehold Improvements, Aircraft, other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5 years
Computer Hardware and Software	3-5 years
Property and Equipment under Operating Leases	3-25 years (or life of lease, if shorter)

Modifications that enhance the operating performance or extend the useful lives of leased airframes are considered leasehold improvements and are capitalized and depreciated over the economic life of the asset or the term of the lease, whichever is shorter.

Equity Investments

Investments in partnerships and less-than-majority owned subsidiaries in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. The equity method investments are included in the accompanying Balance Sheets with Deferred Costs and Other Assets. The Company’s share of earnings or losses from these investments is shown in the accompanying Consolidated Statements of Operations in Other Expense. Equity method investments are initially recognized at cost. The carrying amount of the equity investment is adjusted at each reporting period by the percentage of any change in its equity corresponding to the Company’s percentage interest in these equity

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

affiliates. The carrying costs of these investments are also increased or decreased to reflect additional contributions or withdrawals of capital. Any difference in the book equity and the Company’s pro-rata share of the net assets of the investment will be reported as gain or loss at the time of the liquidation of the investment. It is the Company’s policy to record losses in excess of the investment if the Company is committed to provide financial support to the investee.

Evaluation of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third- party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2021 and 2020.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Estimating fair value for granted stock options and compensatory warrants requires determining the most appropriate valuation model which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the option or warrant, volatility, dividend yield, and rate of forfeitures and making assumptions about them.

Estimating fair value for granted restricted share units requires estimating the number of awards likely to vest on grant and at each reporting date up to the vesting date. The estimated forfeiture rate is adjusted for actual forfeitures in the period.

Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in the consolidated statement of operations.

Income taxes

The estimation of income taxes includes evaluating the recoverability of deferred tax assets and liabilities based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income prior to expiry of those deductions. Management assesses whether it is probable that some or all of the deferred income tax assets and liabilities will not be realized. The ultimate realization of deferred tax assets and liabilities is dependent upon the generation of future taxable income. To the extent that management’s assessment of the Company’s ability to utilize future tax deductions changes, the Company would be required to recognize more or fewer deferred tax assets or liabilities, and deferred income tax provisions or recoveries could be affected.

Leases

Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases ,” (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company determines if a contract contains a lease at inception. The lease term represents the non-cancellable period for which the Company has the right to use an underlying asset, which may include periods covered by certain options to extend and/or terminate the lease. Lease liabilities and corresponding right-of-use (“ROU”) assets are recognized at the commencement date of a lease. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

In addition, the Company leases office space under a month-to-month agreement. For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.

Warrant Liability

The Company evaluates its warrants to determine if those contracts qualify as liabilities in accordance with ASC 480-10, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the warrant liability is marked-to-market each balance sheet date and recorded as a liability, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a warrant liability, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

For warrants with a fixed conversion price and a fixed number of shares, the Company utilizes a Black Scholes model for valuation. For warrants with variability in the number of shares or conversion price (such as a down round feature), the Company utilizes the Monte Carlo Method to value the warrant liability. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

Revenue Recognition

The Company generates operating revenues by providing passenger aircraft outsourcing services to customers on a Charter and ACMI basis, in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time.

Our performance obligations under Charter contracts involve the provision of passenger aircraft charter services to customers, including various US Government agencies, brokers, freight forwarders, direct shippers, airlines, college sports teams and fans, and private charter customers. Our obligations are for one or more flights based on a specific origin and destination. The Company typically bears all direct operating costs for charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.

The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called “Block Hours.” Revenue from Charter contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer. Payment terms and conditions vary by charter contract, although the vast majority of contracts require payment in advance of the services being provided. Since advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.

Our performance obligations under ACMI contracts involve outsourced passenger aircraft operating services, including the provision of an aircraft, crew, maintenance and insurance. ACMI contracts generally provide for the transfer of the benefits from these performance obligations on a combined basis through the operation of the aircraft over time. Customers assume fuel, demand and price risk. Generally, customers are also responsible for landing, navigation and most other operational fees and costs. When we act as an agent for costs reimbursed by customers, such reimbursed amounts are recorded as Operating Revenue, net of the related costs, when the costs are incurred. When we are responsible for any of these costs, such reimbursed amounts are recorded as Operating Revenue and the costs are recorded as Operating Expenses as incurred.

Revenue from ACMI contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer during a given month.

The Company commenced flight operations during August 2021 upon receipt of the final DOT and FAA approvals.

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07 Improvements to Non-employee Share-based Payment Accounting. ASU 2018-07 expands the scope of ASC 718, Compensation - Stock Compensation, to share-based payments granted to non- employees for goods and services. Additionally, in November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Contracts with Customers (Topic 606), which requires entities to measure and classify share based payments to a customer, in accordance with the guidance in ASC 718. The new guidance did not impact how we account for Share based payments.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. The amended guidance did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an “expected loss” model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 was initially effective for non- public companies for fiscal years and interim periods beginning after December 15, 2021, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the effective date for certain entities, such as the Company, to apply ASU 2016-13 until fiscal years and interim periods beginning after December 15, 2022. The Company evaluated the impact of ASU 2016-13 and determined the adoption of Topic 326 will not have a material impact on our consolidated financial statements.

3.
ACQUISITION

On February 5, 2020, the Company entered into a definitive agreement with Global USA with respect to a reverse merger transaction of the Company and Global USA (the “Transaction”). On June 23, 2020, the Transaction closed and Global USA had taken over the operations of the Company. On the closing of the Transaction, the consolidated entity changed its name to Global Crossing Airlines, Inc. (“Global”) and consolidated issued and outstanding common and variable voting shares (each a “Share”) on the basis of one post-consolidation Share for every ten pre-consolidation shares. Global USA is now a wholly-owned subsidiary of Global. The common shares of Global commenced trading on the TSX Venture Exchange as a Tier 2 industrial issuer under the symbol “JET” on June 25, 2020.

For accounting purposes, the reverse merger transaction is accounted for as a reverse recapitalization as the acquisition of a non-operating public shell company does not qualify as a business for business combination purposes, as described in ASC Topic 805, Business Combinations. Reverse recapitalization accounting applies when a non-operating public shell company acquires a private operating company and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. Correspondingly, the Company recognized the issuance of the restricted and unregistered share capital based on the assumption of net monetary liabilities, along with a recapitalization.

On the date of the Transaction, net liabilities of $1,286,533 were assumed.

The accounting for the reverse merger results in the following:

a.
The consolidated financial statements of the combined entities are issued under the legal parent, Canada Jetlines, but are considered a continuation of the financial statements of the legal subsidiary, Global USA.
b.
Since Global USA is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values.

The transaction resulted in the issuance of 9,484,757 shares of the Company to the former shareholders of Global USA.

Shareholders of Global USA were also issued an aggregate of 2,357,594 consideration warrants, with each warrant exercisable for one share of the Company. On closing, Global USA shareholders exercised all of the warrants in exchange for the settlement of $589,400 in Global USA liabilities outstanding as of February 29, 2020.

Prior to the closing of the Transaction, the Company completed an offering of units for aggregate gross proceeds of

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

$1,543,600 (the “Offering”). The Company issued 6,174,400 units at a price of $0.25 per unit. Each unit consists of one share and one warrant exercisable for twenty-four (24) months at a price of $0.50 for each share.

In connection with the Transaction, the Company also issued 415,150 shares to settle outstanding debt of approximately

$74,233 due to certain creditors at a deemed price of $0.16 per share and a further 48,809 shares to settle CAD$129,355.

4.
DISCONTINUED OPERATIONS

As discussed in Note 2. Basis of Presentation above, on June 28, 2021, the Company completed the spin-off of Jetlines, its wholly owned subsidiary, and the requirements for the presentation of Jetlines as a discontinued operation were met on that date. Accordingly, Jetlines’ historical financial results are reflected in the Company’s consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

As described in Note 2, Global retained 25% of the shares issued and outstanding of Jetlines. The Company’s investment in Jetlines was recorded in accordance with the guidance of ASC 845-10, Nonmonetary Transactions, and ASC 505-60, Spinoffs and Reverse Spinoffs. Accordingly, the net liabilities transferred were derecognized at the carrying value and the Company recorded the gain on discontinued operations.

The following is a summary of Jetlines’ assets and liabilities as of June 28, 2021 and December 31, 2020:

	JUNE 28, 2021	DECEMBER 31, 2020

Cash and cash equivalents	$4,897	$2,480
Other current assets	2,135	—
Prepaid expenses	26,055	8,920
Accounts payable and accrued liabilities	(303,581)	(274,951)
Long-term loan payable	(32,336)	(31,416)
Net liabilities transferred	$(302,830)	$(294,967)

The results of discontinued operations and gain from discontinued operations are as follows:

	YEAR ENDED DECEMBER 31, 2021	YEAR ENDED DECEMBER 31, 2020

General and administrative	$4,788	$—
Professional fees	101,108	—
Regulatory costs	3,147	—
Travel, meals, and entertainment	16,081	—
Net loss for period	(125,124)	—
Gain on disposal of liabilities	302,830	—
Income from discontinued operations	$177,706	$—

The investment in Jetlines shall be adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any, in accordance with the guidance of ASC 323, Investments—Equity Method and Joint Ventures.

5.
EQUITY INVESTMENTS

The Company’s investments in affiliates accounted for using the equity method include a 50% interest in GlobalX Ground Team, LLC (“GlobalX Ground”) and a 25% interest in Canada Jetlines Operations Ltd. (“Jetlines”).

Investment in GlobalX Ground Team, LLC:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

On September 9, 2020, the Company entered into a joint venture agreement with KD Holdings, LLC (“KD Holdings”) for the purpose of providing ground handling services. Under the terms of the agreement, KD Holdings will run the day-to-day operations of the ground handling division and supply the ground equipment and Global will provide assistance and guidance to the operations. The Company accounts for the joint venture in accordance with the equity method.

As of December 31, 2021, the Company elected to write down GlobalX’s investment in the joint venture to zero. Going forward GlobalX has elected to self-perform all ground handling activities at Miami International Airport. As of December 31, 2021, there was $197,558 due to GlobalX Ground and a $20,478 loss recorded with respect to the equity investment in GlobalX Ground for the year then ended. There was no activity with GlobalX Ground during the year ended December 31, 2020.

Investment in Canada Jetlines Operations Ltd.:

As described in Note 2, On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. During the year ended December 31, 2021, Jetlines did not generate revenue or incur any material expenses.

6.
DEFERRED FINANCING FEES

In connection with the GEM Global Yield LLC agreement (Note 10) the Company issued a note for $2,000,000 CAD ($1,418,880 USD) and issued 2,106,290 warrants exercisable at a price of CAD $0.50 per share until May 4, 2023. The initial fair value of the warrants was recorded as a prepaid financing fee in the amount of $1,390,151. These costs are initially capitalized on the consolidated balance sheet as deferred finance costs and will be subsequently reclassified to common stock and additional paid-in capital upon on a pro-rata basis as the Company draws down on the facility. As described in Note 10, on June 28, 2021, adjustments were made to the warrants issued resulting in a change in warrants issued and their exercise price.

7.
ASSET ACQUISITION

On March 22, 2021, the Company executed an agreement to purchase certain assets from Kizoto, LLC. Under the agreement, Global’s newly formed subsidiary, GlobalX Travel Technologies, Inc. (“Travel”) would purchase all of the assets used in or relating to the business operation described as “Flugy” and Global committed to finance Travel to facilitate the transaction. The assets acquired include all of Kizoto's right, title and interest in Flugy including, but not limited to, all software source code for the Flugy platform, website and mobile applications and related intellectual and intangible property. In assessing the assets transferred under the agreement, the Company determined that the Flugy assets do not constitute a business as defined in Subtopic 805-10. Accordingly, the transaction was accounted for as an asset purchase.

Consideration for the Flugy asset purchase included $50,000 paid to Kizoto, LLC and 20% of the shares issued and outstanding of Travel. The Company recorded the Flugy platform and the related intangible assets acquired as other noncurrent assets at the total acquisition cost of $50,000. After the closing date, each party shall be entitled to receive a distribution of the net profits according to their respective percentage of ownership.

In connection with the agreement, Travel shall pay Kizoto an initial monthly fee of $5,000 to cover ongoing management and development services. This rate increased to $10,000 once the first flight was flown. The monthly management fees will be expensed as incurred as these payments are composed of mostly management and administrative fees. Services provided by Kizoto which further develop and improve the software will be capitalized and amortized over the estimated useful life. Once the Flugy platform is placed in service, Travel shall pay Kizoto a fee for each passenger seat sold by Travel or sold by a third party which uses the Flugy platform or technology. The per-seat fees are considered transaction costs incurred in the generation of revenue from passenger seat reservations. The costs will be recorded as a reduction of the related revenues generated.

8.
LEASES

The Company adopted ASC 842 using the modified retrospective transition approach with an effective date of January 1, 2019 and elected to combine lease and non-lease components. Leases with an initial term of 12 months or less will be recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. These leases primarily relate to the Company’s lease agreements for the month-to-month agreement for office space and leases for office equipment.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term. Details of the Company’s leasing arrangements are provided below:

In December 2020, the Company accepted delivery of an aircraft leased on a 29-month term commencing at the date of delivery. In addition to basic rent due, the Company will pay the lessors supplemental rent for maintenance of the aircraft and equipment.

In February 2021, the Company entered into a lease agreement for an aircraft and paid commitment fees to the lessor. The two-year lease term commenced in April 2021. Under the agreement, the Company will pay the lessor a fixed hourly rent for each flight hour operated plus supplemental rent for maintenance of the aircraft and equipment.

In June 2021 the Company entered into a lease agreement for an aircraft and paid commitment fees to the lessor. The lease term commenced in December 2021 and will run until February 2027. In addition to basic rent due, the Company will pay the lessors supplemental rent for maintenance of the aircraft and equipment.

In July 2021 the Company entered into a lease agreement for an aircraft and paid commitment fees to the lessor. The lease commenced in September 2021 and runs through December 2026. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

On October 14, 2021 the Company signed a lease for one Airbus A321 converted freighter. The term of the lease is 10 years and will commence upon aircraft delivery, which is expected to take place in October 2022. In addition to basic rent due, the Company will pay the lessors supplemental rent for maintenance of the aircraft and equipment.

On November 5, 2021 the Company signed leases for two Airbus A320s. The terms of both leases are 74 months and commenced upon aircraft delivery in December 2021. In addition to basic rent due, the Company will pay the lessors supplemental rent for maintenance of the aircraft and equipment.

The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets:

	Classification	DECEMBER 31, 2021	DECEMBER 31, 2020
Assets
Operating lease assets, net	Operating lease – right of use assets	$22,668,308	$2,520,243

Total lease assets		$22,668,308	$2,520,243

Liabilities
Operating lease obligation	Short-term operating lease liabilities	$3,393,497	$605,397
Operating lease obligation	Long-term operating lease liabilities	20,042,343	1,914,846

Total lease liabilities		$23,435,840	$2,520,243

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table presents lease costs related to the Company’s Leases:

	Classification	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Operating lease cost

Fixed operating lease cost	Rent expense	$1,661,032	$—
Variable operating lease cost	Rent expense	1,980,000	—
Short-term - premises	Rent expense	316,356	36,588
Short-term - other	Rent expense	586,415	6,963

Total lease cost		$4,543,803	$43,551

Future minimum payments due on right of use operating leases are as follows:

DECEMBER 31, 2021

2022	$6,903,630
2023	7,260,184
2024	6,469,548
2025	6,363,845
2026	6,138,504
Thereafter	3,871,547
Total minimum lease payments	37,007,258
Less amount representing interest	(13,571,418)

Present value of minimum lease payments	23,435,840
Less short-term obligations	(3,393,497)

Long-term lease obligations	$20,042,343

The Company uses the rate stated in the lease to discount lease payments to present value. In the event the leases do not provide a readily determinable implicit or stated rate, the Company estimates the incremental borrowing rate to discount lease payments based on information available initially at adoption and at lease commencement going forward, taking into consideration recent debt issuances as well as publicly available data for instruments with similar characteristics.

The weighted average discount rate related to the operating lease obligations is 10.08%. Weighted average remaining term of the leases is 5.37 years.

The Company reviewed the operating lease for extension options that may be reasonably certain to be exercised and then would become part of the right-of-use assets and lease liabilities. As of December 31, 2021, the Company did not have any material operating leases with extension or termination options which are reasonably certain to be exercised.

In addition, the aircraft lease requires the Company to make maintenance reserve payments to cover the cost of major scheduled maintenance for the aircraft. These payments are generally variable as they are based on utilization of the aircraft, including the number of flight hours flown and/or flight departures, and are not included as minimal rental obligations in the table above.

9.
COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services (Note 7), lease arrangements (Note 8), and financing arrangements (Note 10).

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

On January 23, 2021, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircrafts. The Company financed $1,345,836 of the total premium amount of $1,738,386 at a rate of 3.71% interest. The down payment of $395,000 and the first monthly installment was paid at time of signing.

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

10.
CAPITAL COMMITMENTS

GEM Global Yield LLC SCS

The Company entered into an agreement with GEM Global Yield LLC SCS ("GEM"), the private alternative investment group to provide the Company with up to CND $100 million over a 36-month term following the closing of the Transaction (the “Facility”). The initial CAD $100 Million is in the form of a capital commitment that allows the Company to draw down funds during the 36-month term by issuing shares to GEM (or such persons as it may direct) and subject to share lending arrangement(s) being in place. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. On July 8, 2020 the TSX Venture Exchange provided approval for the Facility.

The Company entered into a promissory note to pay GEM Yield Bahamas Limited a fee equal to two percent (2%) of the aggregate purchase price, being $2,000,000 CAD ($1,418,880 USD). The fee is payable, whether or not any draw down notices have been delivered, as follows: the first 25% of the fee shall be paid within 12 months from the date of the agreement; an additional 25% of the fee shall be paid within 18 months from the date of the agreement and the rest of 50% of the fee shall be paid within 24 months from the date of this agreement. The note bears interest at 5 percent above the base rate of Barclays Bank PLC as per the promissory note. The note was recorded as a deferred finance cost on the consolidated balance sheet.

In addition, on July 10, 2020, pursuant to the terms of the Facility, the Company issued 2,106,290 warrants to GEM exercisable at a price of CAD $0.50 per share until May 4, 2023. The initial fair value of the warrants was recorded as prepaid financing fee in the amount of $1,390,151. The warrants’ fair value was calculated using the Monte Carlo pricing model, assuming an expected life of 2.82 years, a risk-free interest rate of 0.18%, an expected dividend rate of 0.00%, stock price of $0.94 and an expected annual volatility coefficient of 70%.

On June 28, 2021, GEM and the Company agreed to adjust the terms of the warrants. Under the adjustment agreement, the exercise price of the warrants was changed from CAD $0.50 per share to USD $0.39 per share. In addition, the number warrants granted was adjusted due to the Arrangement Agreement (Note 1) under which the Company transferred 75% of the shares of Jetlines to shareholders of the Company. Accordingly, the number of warrants was adjusted from 2,106,290 to 2,182,553. The warrants were remeasured at the adjustment date using the Monte Carlo pricing model, assuming an expected life of 1.85 years, a risk-free interest rate of 0.22%, an expected dividend rate of 0.00%, stock price of $2.03 and an expected annual volatility coefficient of 74.7%. The revaluation of the warrants resulted in a fair value at June 28, 2021 of $3,475,379, producing a gain of $2,650,772. The warrants were initially classified as derivative liabilities due to denomination of the exercise price in a foreign currency (CAD). As described in Note 13, the change in currency denomination to USD resulted in reclassification of the warrants to equity. The warrants fair value of the warrant liability was eliminated on the adjustment date and included in additional paid in capital on the consolidated statement of changes in shareholders’ equity.

On October 1, 2021, GEM has filed initial pleadings in the Supreme Court of the State of New York, County Of New York, claiming the Company breached the share subscription agreement between the parties by failing to pay a $500,000 fee due on May 4, 2021 GEM is requesting repayment in full of the CAD $2,000,000 promissory note issued by the Company to GEM plus accrued interest and costs and expenses related to collection. The note payable to GEM is recorded in current liabilities on the consolidated balance sheet.

11.
INCOME TAXES

The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was 0%. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table summarizes the significant components of the provision for income taxes from continuing operations:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Federal:
Current	$—	$—
Deferred	(3,462,982)	(523,034)

State:
Current	—	—
Deferred	(580,759)	(116,192)

Change in valuation allowance	4,043,741	639,226

Total income tax provision	$—	$—

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Expected provision at Federal statutory tax rate	21.00%	21.00%
State tax expense, net of Federal benefit	—	4.57%
Change in valuation allowance	(18.12)%	(31.00)%
Permanent difference	(2.88)%	6.00%
Other	—	(0.57)%

	0.00%	0.00%

The following table summarizes the significant components of the Company’s deferred taxes:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Deferred tax assets (liabilities):
Net operating loss	$4,342,045	$662,030
Share based compensation	166,191	52,994
Lease accounting	188,213	—
Accrued compensation	46,592	22,070
Unrealized Loss	37,793	—
Depreciation	(104)	(104)
Total deferred tax assets (liabilities)	$4,780,730	$736,990

Less valuation allowance	(4,780,730)	(736,990)

Net deferred tax assets (liabilities)	$—	$—

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2021, the Company has net operating losses available for deduction against future taxable income of $17.7 million and $2.7 million respectively. The net operating losses do not expire and may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It was concluded on a more-likely-than-not basis that the Company’s deferred tax assets were not realizable as of December 31, 2021. Accordingly, a valuation allowance of $4.8 million has been recorded to offset these deferred tax assets. The change in in valuation allowance for the year ended December 31, 2021 from 2020 was an increase of $4.0 million.

The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.

The Company files income tax returns in the United States and the State of Florida. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal and state income tax purposes, the Company’s 2019 and 2020 tax returns remain open to examination.

12.
FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Under GAAP, there are three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices for identical assets or liabilities in active markets.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2021, the Company did not have financial liabilities measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of December 31, 2020 are summarized below and disclosed on the consolidated balance sheet:

		Fair Value Measurement Using Level 3 Inputs Total
December 31, 2020	Amount at Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liability - warrants	$824,607	$—	$—	$824,607

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020:

Amount
Balance at January 1, 2020	$—
Purchases, issuances, and settlements	1,390,151
Change in fair value of warrant liabilities	(565,544)
Balance at December 31, 2020	824,607
Change in fair value of warrant liabilities	2,650,772
Warrant adjustment agreement (Note 10)	(3,475,379)
Balance at December 31, 2021	$—

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood or in the volatility assumptions would result in a higher (lower) fair value measurement.

Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets, which primarily consist of property and equipment are not required to be measured at fair value on a recurring basis and are reported at carrying value.

12.
WARRANT LIABILITY

On July 10, 2020, the Company issued 2,106,290 warrants in connection with the financing arrangement entered into with GEM Global Yield LLC. The warrants allow the holder to purchase common stock at an exercise price equal to CAD $0.50 ($0.39 USD) per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). At time of issuance, the Company determined that the warrants required classification as a liability pursuant to ASC 815 due to the exercise price of the warrants which was denominated in a foreign currency. As such, the warrants were re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. As described in Note 10, on June 28, 2021, adjustments were made to the warrants, changing the strike price from CAD to USD. The Company applied the guidance under ASC 480 and determined that the outstanding warrants represent freestanding financial interests classifiable as equity. Accordingly, the fair value of the warrants as of June 28, 2021 was reclassified to additional paid in capital.

As described above and in Note 10, the Company’s warrant liability was re-measured to fair value on June 28, 2021 and reclassified to additional paid-in capital. As such, the Company had no warrant liabilities as of December 31, 2021.

The fair value of the warrant liabilities was measured using the Monte Carlo pricing model. Significant inputs into the model as of June 28, 2021 and December 31, 2020 are as follows:

Monte Carlo Assumptions	June 28, 2021	December 31, 2020

Exercise price	$0.39	$0.39
Warrant expiration date	May 4, 2023	May 4, 2023
Stock price	$2.03	$0.68
Interest rate (annual) (1)	0.22%	0.14%
Volatility (annual) (2)	74.7%	70%
Remaining term (years)	1.85	2.34
Annualized dividend yield (3)	0%	0%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

13.
LONG-TERM LOAN PAYABLE

On May 28, 2020, Jetlines received an interest-free Canada Emergency Business Account (“CEBA”) loan in the amount of CND$40,000 to help cover the Company's operating expenses, payroll and other non‑deferrable expenses which are

(1)	Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented period ending date, as published by the U.S. Federal Reserve.
(2)	Based on the historical daily volatility of Guideline Public Companies and each presented period ending date.
(3)	Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments.

critical to sustain business continuity. The program has been implemented by Bank of Montreal in collaboration with the Government of Canada as part of the COVID-19 relief initiatives. If the Company repays 75% of the principal amount on or before December 31, 2022, the repayment of the remaining 25% of the principal amount will be forgiven. In the event that the Company does not repay the principal amount by December 31, 2022, the principal amount and all accrued and unpaid interest at the rate of 5% per annum from January 1, 2023 will be due and payable on December 31, 2025.

As of December 31, 2020, the balance due on the note was $31,416. In connection with the spinoff described in Note 3, the loan payable was included in the net liabilities transferred on June 28, 2021. Accordingly, the long-term payable balance at December 31, 2021 is $0.

14.
SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL AUTHORIZED

The Company has authorized share capital of 200,000,000 shares of common stock, par value $0.001 per share.

On July 12, 2021 the Company completed a share capital reorganization creating a new class of shares, Class B non-voting shares. As of December 31, 2021, the Company had 26,044,933 common shares, 5,537,313 Class A common shares, and 19,655,630 Class B non-voting shares outstanding.

Prior to the U.S. Domestication that closed on December 22, 2020, the Company had both common voting shares and variable voting shares. In connection with the closing of the U.S. Domestication, all common voting shares and variable voting shares were converted into common shares of the Company.

Share issuances

During the year ended December 31, 2021:

•
The Company issued 8,064,517 common shares units for net proceeds of $4,569,689 pursuant to a private placement.
•
The Company issued 2,000,000 common shares units and 5,537,313 Class A common shares unit for net proceeds of $9,999,999 pursuant to a private placement.
•
The Company issued 5,524,878 shares for net proceeds of $4,090,155 pursuant to the exercise of 5,524,878 share purchase warrants issued to Global USA shareholders.
•
The Company issues 541,776 shares for net proceeds of $274,496 pursuant to the exercise of 541,776 share purchase warrants.
•
The Company issued 240,000 shares pursuant to 240,000 RSUs.
•
Company issued 391,332 common shares for net proceeds of $97,833 pursuant to the exercise of stock options.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2020:

•
On June 23, 2020, the Company consolidated its common shares, which was approved by the directors of the Company and was subsequently approved by the TSX Venture Exchange (“TSX-V”). The consolidation resulted in each shareholder of the Company receiving one post-consolidation share for every ten pre-consolidation common shares held. The number of shares, warrants and options and earnings per share data presented in these condensed consolidated interim financial statements have all been adjusted retroactively to reflect the impact of this share consolidation.
•
The Company issued 6,174,400 units for gross proceeds of $1,543,600 pursuant to a private placement.
•
The Company issued 2,357,594 shares pursuant to the exercise of 2,357,594 share purchase warrants issued to Global USA shareholders upon the completion of the Transaction (Note 3).
•
The Company issued 9,485,257 shares in exchange for pre-Transaction shares held by Global USA shareholders. The exchange ratio was 1 Global USA share for 18,971 shares of the Company.
•
The Company issued 342,000 shares pursuant to the exercise of 344,000 RSUs. The fair value of the RSUs in the amount of $54,720 was credited to common stock.
•
The Company issued 463,959 shares pursuant to the settlement of debt of $213,059 owing to various creditors. The fair value of the settlement of debt in the amount of $213,059 was credited to common stock.
•
The Company incurred share issue costs in the amount of $15,908 in connection with the issuance of shares.
•
On August 26, 2020, the Company issued 769,785 common voting and variable shares for gross proceeds of USD $520,809 in accordance with the GEM Agreement.

Share purchase warrants

The following is a summary of share purchase warrants activities during the years ended December 31, 2021 and 2020:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2020		—
Issued	10,726,674	$0.43
Exercised	(3,219,669)	$0.25
Expired	—	—
Outstanding, December 31, 2020	7,507,005	$0.49
Issued	16,140,999	$1.22
Exercised	(6,016,654)	$0.49
Expired	—	—
Outstanding, December 31, 2021	17,631,350	$1.05

As of December 31, 2021, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
2,824,806	USD$0.48	0.48	June 23, 2022
4,882,838	USD$1.00	1.32	April 26, 2023
203,840	USD$0.62	1.32	April 26, 2023
2,182,553	USD$0.39	1.34	May 4, 2023
7,537,313	USD$1.50	4.33	April 29, 2026
17,631,350

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2020, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
24,240	USD$0.25	0.48	June 23, 2021
5,344,400	USD$0.50	1.48	June 23, 2022
32,075	USD$0.25	1.48	June 23, 2022
2,106,290	CAD$0.50	2.34	May 04, 2023
7,507,005

Share-based payments

The maximum number of Voting Shares issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 5,460,000.

Stock options

The Company grants stock options to directors, officers, employees and consultants as compensation for services, pursuant to its Amended Stock Option Plan (the “Stock Option Plan”). The maximum price shall not be less than the closing price of the Company’s shares on the last trading day preceding the date on which the grant of options is approved by the Board of Directors. Options have a maximum expiry period of ten years from the grant date. Vesting conditions are determined by the Board of Directors in its discretion with certain restrictions in accordance with the Stock Option Plan.

The following is a summary of stock option activities for the years ended December 31, 2021 and 2020:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value

Outstanding, January 1, 2020	—	$—	$—
Granted	1,437,000	0.28	0.21
Forfeited	(50,000)	0.25	0.16
Outstanding, December 31, 2020	1,387,000	$0.25	$0.21
Granted	—	—	—
Exercised	(441,332)	0.25	0.19
Forfeited	(25,000)	0.25	0.16
Outstanding, December 31, 2021	920,668	$0.25	$0.49

As of December 31, 2021, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	$0.47	1.49	June 29, 2023
720,668	333,331	$0.25	3.48	June 23, 2025
50,000	33,333	$0.62	3.73	September 23, 2025
920,668	516,664

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2020, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	75,000	$0.47	2.49	June 29, 2023
1,187,000	412,328	$0.25	4.48	June 23, 2025
50,000	16,666	$0.62	4.73	September 23, 2025
1,387,000	503,994

The Company recognizes share-based payments expense for all stock options granted using the fair value based method of accounting. The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility factors of the expected market price of the Company’s shares, forfeiture rate, and expected life of the options.

There were no stock options granted during the year ended December 31, 2021. The following weighted average assumptions were used to estimate the weighted average grant date fair value of stock options granted during the year ended December 31, 2020.

For the year ended December 31, 2020
Risk-free interest rate	0.38%
Expected life (years)	4.78
Annualized volatility	143%
Dividend yield	0%

Restricted share units

The Company grants restricted share units (“RSUs”) to directors, officers, employees and consultants as compensation for services, pursuant to its Amended RSU Plan (the “RSU Plan”). One restricted share unit has the same value as a Voting Share. The number of RSUs awarded and underlying vesting conditions are determined by the Board of Directors in its discretion.

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Voting Shares from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a Voting Share, calculated as the closing price of the Voting Shares on the TSXV for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

On the grant date of RSUs, the Company determines whether it has a present obligation to settle in cash. If the Company has a present obligation to settle in cash, the RSUs are accounted for as liabilities, with the fair value remeasured at the end of each reporting period and at the date of settlement, with any changes in fair value recognized in profit or loss for the period. The Company has a present obligation to settle in cash if the choice of settlement in shares has no commercial substance, or the Company has a past practice or a stated policy of settling in cash, or generally settles in cash whenever the counterparty asks for cash settlement.

If no such obligation exists, RSUs are accounted for as equity settled share-based payments and are valued using the share price on grant date. Upon settlement:

a.
If the Company elects to settle in cash, the cash payment is accounted for as the repurchase of an equity interest (i.e. as a deduction from equity), except as noted in (c) below.
b.
If the Company elects to settle by issuing shares, the value of RSUs initially recognized in reserves is reclassified to capital, except as noted in (c) below.
c.
If the Company elects the settlement alternative with the higher fair value, As of the date of settlement, the Company recognizes an additional expense for the excess value given (i.e. the difference between the cash paid and the fair value of shares that would otherwise have been issued, or the difference between the fair value of the shares and the amount of cash that would otherwise have been paid, whichever is applicable).

The following is a summary of RSU activities for the years ended December 31, 2021 and 2020:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Number of RSUs	Weighted average grant date fair value per RSU

Outstanding, January 1, 2020	—	$—
Granted	710,000	0.67
Issuance of common stock	—	0.67
Forfeited	(25,000)	0.67

Outstanding, December 31, 2020	685,000	0.67
Granted	1,817,500	1.77
Issuance of common stock	(240,000)	1.51
Forfeited	(195,000)	0.96

Outstanding, December 31, 2021	2,067,500	$1.16

During the years ended December 31, 2021 and 2020, the Company recognized share-based payments expense with respect to stock options and RSUs of $1,254,412 and $216,111, respectively.

The remaining compensation that has not been recognized as of December 31, 2021 with regards to stock options and RSUs and the weighted average period they will be recognized are $17,935 and 0.5 years for stock options and $2,497,445 and 1.85 years for RSUs.

15.
LOSS PER SHARE

Basic earnings per share, which excludes dilution, is computed by dividing Net Income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to share based awards is calculated by applying the treasury stock method.

The following table shows the computation of basic and diluted earnings per share:

	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(19,818,513)	$(2,044,152)
Denominator:
Weighted average common shares outstanding - Basic	46,185,089	19,169,244
Dilutive effect of stock options and warrants	—	—

Weighted average common shares outstanding - Diluted	46,185,089	19,169,244

Basic loss per share	$(0.43)	$(0.11)
Diluted loss per share	$(0.43)	$(0.11)

(1)
There were 17,631,350 warrants, 920,668 options, and 2,067,500 RSUs outstanding at December 31, 2021 and 7,507,005 warrants, 1,387,000 options and 685,000 RSUs outstanding at December 31, 2020 that were excluded from the calculation of diluted EPS. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the years ended December 31, 2021 and 2020 as inclusion would have an anti-dilutive effect.
16.
RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Key management personnel

Key management personnel include those persons having authority and responsibility for planning, directing and controlling the activities of the Company as a whole. The Company has determined that key management personnel consists of members of the Company’s Board of Directors, corporate officers, including the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents.

As of December 31, 2021, amounts due to related parties include the following:

a.
GlobalX Ground was owed $197,558 in relation to ground services provided at Miami-Dade Airport.
b.
Key management personnel of the Company - $0 (December 31, 2020 - $90,000) in relation to compensation, included in accounts payable and accrued expenses.
c.
AVi8 Air Capital, LLC is an entity owned by common stockholders. The Company from time to time received monies from related parties for working capital purposes. These advances are non-interest bearing and have no repayment terms. There were no amounts due to AVi8 Air Capital LLC as of December 31, 2021 (December 31, 2020 - $232,027).

Other related party transactions and balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer is a Board Member of Global. During the year ending December 31, 2020, Global made advanced payments totaling $500,000 to Smartlynx. $350,000 of those payments related to two security deposits. One is a $250,000 security deposit for one passenger aircraft to deliver 200 hours of ACMI services per month from December 2021 through April 2022 and the second is a $100,000 security deposit for a long term lease of an A321F aircraft. Total deposits and prepaid expense related to Smartlynx totaled $250,000 and $500,000 as of December 31, 2021 and December 31, 2020, respectively, are included in other assets on the consolidated balance sheets.

17.
SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Non-cash transactions affecting cash flows from investing or financing activities during the year ended December 31, 2021 are summarized below:

a.
The Company received approximately $452,000 from investors in December 2020 and applied those funds for the issuance of shares.
b.
The Company recorded the acquisition of right of use assets through operating lease agreements in amount of $21,302,542 (Note 8) and the related operating lease obligations.

Non-cash transactions affecting cash flows from investing or financing activities during the year ended December 31, 2020 are summarized below:

c.
The Company recorded the acquisition of a right of use asset through an operating lease agreement in amount of $2,520,243 (Note 8) and the related operating lease obligation.
d.
The Company issued 2,106,290 warrants in connection with the capital commitment agreement (Note 6) and recorded the fair value of warrants at the date of issuance of $1,390,151 to prepaid finance fees and warrant liability.
e.
In connection with the capital commitment agreement (Note 6), the Company recorded the note payable and prepaid finance fee in amount of CAD $2,000,000 ($1,475,700 USD on date of issuance).
f.
The Company credited $589,400 to capital in relation to the fair value of 2,357,594 share purchase warrants exercised (Note 3).
g.
The Company credited $213,059 to capital in relation to the fair value of debt settled for shares and RSUs exercised (Note 5).
18.
RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

The Company’s financial instruments are exposed to certain financial risks as detailed below.

Credit risk

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations.

The Company is subject to credit risk on its cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions. As a result, the Company does not believe it is exposed to significant credit risk.

19.
SUBSEQUENT EVENTS

On January 10th, 2022, announced we signed an LOI for four aircraft; Airbus 319 to be delivered in Q1, Airbus 320 to be delivered in Q1 and two additional A321 freighter aircraft to be delivered in 2023

March 7th, 2022, announced we had finalized an agreement with PacSim to provide a FAA Level 5, NextGen Airbus A20 Flight Training device to be delivered in Q2

March 8th, 2022, announced we had finalized the lease for 2 A321 Freighter aircraft from Aerovista to be delivered in Q1 and Q2 2023

March 10th, 2022, announced Global Crossing Airlines had graduated to the NEO stock exchange in Canada from the TSXV

March 16th, 2022, announced Global Crossing Airlines announced it had signed an LOI with Embraer to up to 200 EVTOL aircraft for delivery in 2026

Global Crossing Airlines Group Inc. finalized a $6.0-million (U.S.) offering of non-convertible debentures. The offering consists of non-convertible debentures and one warrant for every $1.24 (U.S.) of principal of the debentures for gross proceeds of $6-million (U.S.). Each warrant is exercisable into one share of common stock at an exercise price of $1.24 (U.S.) per warrant share for a period of 24 months from the date of closing. The terms of the debentures include:

•
A maturity date of 24 months from the date of issuance, and the principal amount of the debentures, together with any accrued and unpaid interest, will be payable on the maturity date;
•
The debentures bear interest at the rate of 15 per cent per annum, which interest will be payable in cash quarterly;
•
The company has the option to prepay the principal amount of the debentures on 30 business days notice, provided that if repaid in the first year, the company must provide a payment such that the holders of the debentures receive at least 10-per-cent interest on the principal amount, after deducting any prior interest payments;
•
It is intended that repayment by the company of amounts owing under the debentures will be secured by a charge over the tangible fixed assets of the company.

The net proceeds of the offering will be used to further the business objectives of the company and to secure three additional passenger A320 aircraft for charter operations to be delivered by the second quarter of 2022. Funds will also be used to finance deposits for the first four A321F aircraft for cargo operations by fourth quarter 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of December 31, 2021, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal 1 - Election of Directors,” “Executive Officers,” “Committees of the Board of Directors,” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the year ended December 31, 2021. Our named executive officers, who are our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2021 are named in the table below. We refer to each of them in this section as our “Named Executive Officer” or “NEO.”

Summary Compensation Table

The following table sets forth the annual base salary and other compensation paid to each of the NEOs for the fiscal years ended December 31, 2020 and 2021:

					Nonequity
	Stock Awards		Option		Incentive
	Fiscal		Awards		Plan		Total
Name and Principal Position	Year	Salary	($)(1)	($)(2)	($)	Bonus	($)
Edward J. Wegel	2020	$180,000	$16,538	$52,930	$—	$—	$249,468
	2021	$158,750	$497,740	$—	$—	$—	$656,490
Chairman and Chief Executive Officer
Ryan Goepel	2020	$118,726	$101,353	$35,341	—	—	$255,420
	2021	$161,875	$578,250	$—	$—	$—	$740,125
Executive Vice President, Chief Financial Officer
Juan Nunez	2020	$85,500	$16,530	$16,437	—	—	$118,476
	2021	$142,445	$32,200	$—	$—	$—	$174,645
Chief Operating Officer

(1)
The amounts reported in the “Stock Awards” column represent grant date fair value of the restricted stock granted to the NEOs during the fiscal year ended December 31, 2020 and 2021 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the restricted stock.
(2)
The amounts reported in the “Option Awards” column represent the grant date fair value of the stock options granted to the NEOs during the fiscal year ended December 31, 2020 and 2021 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2021.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Edward J. Wegel		6/23/2020	107,333(3)	0.25	6/23/2025		—
	10/28/2020	—	—	—	—	—
	25,000(4)	$35,500
	6/11/2021	—	—	—	—	250,000(4)	$355,000
Ryan Goepel	6/23/2020	(3)	71,666	0.25	6/23/2025	—	—
	10/28/2020	—	—	—	—	75,000(4)	$106,500
	12/14/2020	—	—	—	—	75,000(4)	$106,500
	6/11/2021					250,000(4)	$355,000
Juan Nunez	6/23/2020	83,334(3)	16,666	0.25	6/23/2025	—	—
	10/28/2020	—	—	—	—	25,000(4)	$35,500

•
All outstanding options were granted under our Amended Option Plan and all outstanding restricted share units were granted under our Restricted Share Unit Plan.
•
The closing market price of our common stock on the OTCQB on December 31, 2021 was $1.42 per share.
•
This option vests monthly over 24 months, subject to the executive’s continued service to us. These options are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such options or fails to provide for the conversion or replacement of such options with an equivalent award.
•
50% of the restricted share units vests on each of the second and third anniversaries of the vesting commencement date, subject to the executive’s continued service to us. These restricted share units are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such restricted share units or fails to provide for the conversion or replacement of such restricted share units with an equivalent award.

Executive Compensation

Our performance-driven compensation program for our NEOs consists of the following main components:

•
base salary;
•
performance-based incentives;
•
equity-based incentives;
•
benefits; and
•
perquisites.

We will continue to build our executive compensation program around each of these elements because each individual component is useful in furthering our compensation philosophy and we believe that, collectively, they are effective in achieving our overall objectives.

Base Salary. We provide our NEOs with a base salary to compensate them for their service to our company during each fiscal year. The base salary payable to each NEO is intended to provide a fixed component of compensation that adequately reflects the executive’s qualifications, experience, role and responsibilities. Base salary amounts are established based on consideration of, among other factors, the scope of the NEO’s position, responsibilities and years of service and our compensation committee’s general knowledge of the competitive market, based on, among other things, experience with other similarly situated companies and our industry and market data.

Employment Agreements

On September 1, 2021, the Company entered into an employment agreement with Ryan Goepel, the Company’s EVP and Chief Financial Officer (the “Goepel Employment Agreement”). The Goepel Employment Agreement is for a three year term and provides for an annual base salary of $225,000 and a target bonus of 100% of his base salaries subject to the Company’s Board approval. Mr. Goepel is entitled to receive severance payments, including one years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The above description of the terms of the Goepel Employment Agreement is not complete and is qualified by reference to the complete document.

On September 1, 2021, the Company entered into an employment agreement with Juan Nunez, the Company’s Chief Operating Officer (the “Nunez Employment Agreement”). The Nunez Employment Agreement is for a three year term and provides for an annual base salary of $175,000 and a target bonus of 100% of his base salaries subject to the Company’s Board approval. Mr. Nunez is entitled to receive severance payments, including one years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The above description of the terms of the Nunez Employment Agreement is not complete and is qualified by reference to the complete document.

Equity Incentive Plans

Description of the Stock Option Plan

On October 15, 2020 the Board approved amendments to the Company’s Stock Option Plan (the “Amended Option Plan”) to increase the number of shares reserved for issuance under the Company’s Equity- Based Compensation Plans (as defined below) to a fixed number equal to 5,460,000.

Description of Restricted Share Unit Plan

On October 15, 2020, the Board approved the Amended RSU Plan to increase the number of shares reserved for issuance under the Company’s Equity-Based Compensation Plans (as defined below) to a fixed number equal to 5,460,000.

Restricted share units (“RSUs”) are a book-keeping entry, with each RSU having the same value as a share. The number of RSUs awarded is determined by the Board in its sole discretion and from time to time by resolution.

Upon each vesting date, participants receive (a) the issuance of shares from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a share, calculated as the closing price of the shares on the TSXV for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

Description of Performance Share Unit Plan

On October 15, 2020 the Board .approved the Amended PSU Plan to increase the number of shares reserved for issuance under the Company’s Equity-Based Compensation Plans to a fixed number equal to 5,460,000.

Performance share units (“PSUs”) are a book-keeping entry, with each PSU having the same value as a share. The number of PSUs awarded and the target milestones for vesting of PSUs, including performance and/or time targets, is determined by the Board in its sole discretion and from time to time by resolution.

Upon each vesting date, participants receive (a) the issuance of shares from treasury equal to the number of PSUs vesting, or (b) a cash payment equal to the number of vested PSUs multiplied by the fair market value of a share, calculated as the closing price of the shares on the TSXV for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

The description of the Amended RSU Plan set forth below is subject to and qualified in its entirety by the provisions of the Amended RSU Plan.

Retirement and Other Benefits

The Company does not currently have any retirement or other benefits plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Certain Beneficial Owners of Common Stock,” “Director and Executive Officer Stock Ownership,” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.

Principal Stockholders and Beneficial Ownership of Common Stock

The following table sets forth information known to the Company regarding the beneficial ownership of common stock as of March 15, 2022.

•
each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;
•
each of the Company’s executive officers and directors; and

•
all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Company stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of Company common stock is based on (1) 26,465,539 shares of common stock (2) 5,537,313 shares of Class A Non-Voting Common Stock and (3) 19,235,024 shares of Class B Non-Voting Common Stock outstanding as of March 15, 2022. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company capital stock beneficially owned by them. Such beneficial ownership reflects security ownership known to the Company.

	Common Stock		Class A Non-Voting Common Stock(1)		Class B Non-Voting Common Stock(1)		Total Voting
	Shares	%	Shares	%	Shares	%	%
Name and Address of Beneficial Owners(2) 5% Stockholders
Ronald T. Bevans, Jr	2,960,715	5.77%	—	—	—	—	5.77%
SmartLynx Airlines Malta Limited(3)	4,060,375	7.92%	—	—	—	—	7.92%
Ascent Global Logistics, Inc.(4)	7,537,313	14.71%	—	—	1,200,000	2.81%	14.71%
Named Executive Officers and Directors
Edward J. Wegel(5)	5,281,510	10.31%	—	—	11,900	*	10.31%
Ryan Goepel(6)	1,189,292	2.32%	—	—	—	—	2.32%
Joseph DaGrosa, Jr.(7)	1,189,292	7.83%	—	—	—	—	7.83%
Deborah Robinson(8)	33,332	*	—	—	165,000	*	*
Alan Bird(9)	33,332	*	—	—	69,000	*	*
Zygimantas Surintas	—	—	—	—	—	—	—
John Quelch(10)	33,332	*	—	—	—	—	*
T. Allan McArtor	—	—	—	—	—	—	—
Juan Nunez(11)	303,522	*	—	—	—	—	*
David G. Ross	—	—	—	—	—	—	—
William Shuster	—	—	—	—	—	—	—
Cordia Harrington(12)	800,000	1.59%	5,537,313	10.97%		10.70%	1.59%
All executive officers and directors as a group (12 persons)	11,685,783	22.81%	5,537,313	10.80%	245,000	*	22.81%

* Less than 1 percent.

(1)
The Class A Non-Voting Common Stock is convertible into common stock on a 1-for-1 basis so long as such conversion does not result in such holder beneficially owning more than the Maximum Percentage.

Subject to the Voting Limitation for Non-Citizens set forth in the Corporation’s Bylaws, as amended, each share of Class B Non-Voting Common Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into one share of fully paid and non-assessable Common Stock

(2)
Unless otherwise noted, the business address of each of the persons and entities listed above is Bldg. 5A, 4th Floor, 4200 NW 36th Street, Miami, FL 33166

(3)
Represents 2,325,000 shares of common stock, options to acquire 50,000 shares of common stock exercisable within 60 days of the date above, and warrants to acquire 1,685,375 shares of common stock exercisable within 60 days of the date above. The address of the foregoing is MK Business Centre, 115A, Floor 2, Valley Road, Birkirkara BKR 9022, Malta.
(4)
Represents (i) 1,200,000 shares of Class B Non-Voting common stock, and (ii) warrants to purchase 7,537,313 shares of common stock; provided such warrants may not be exercised by the holder to the extent that, after giving effect to such exercise, the holder and its affiliates collectively would beneficially own in excess of 4.99% of the issued and outstanding common stock after such exercise. The address of the foregoing is 2068 E Street, Belleville, MI, 48111.
(5)
Represents 5,281,510 shares of common stock and 11,900 shares of Class B Non-Voting common stock.
(6)
Represents 878,792 shares of common stock, and warrants to acquire 310,500 shares of common stock exercisable within 60 days of the date above.

(7)
Represents 3,683,296 shares of common stock of which 722,581 shares of common stock are registered in the name of Joba Irrevocable Trust, options to acquire 33,332 shares of common stock exercisable within 60 days of the date above, and warrants to acquire 294,805 shares of common stock exercisable within 60 days of the date above registered in the name of Joba Irrevocable Trust.
(8)
Represents 165,000 shares of Class B Non-Voting common stock and options to acquire 33,332 shares of common stock, exercisable within 60 days of the date above.
(9)
Represents 69,000 shares of Class B Non-Voting common stock and options to acquire 33,332 shares of common stock exercisable within 60 days of the date above.
(10)
Represents options to acquire 33,332 shares of common stock exercisable within 60 days of the date above.
(11)
Represents 236,856 shares of common stock, and options to acquire 66,666 shares of common stock exercisable within 60 days of the date above.
(12)
Represents (i) 800,000 shares of common stock and (ii) 5,537,313 shares of Class A non-voting common stock all held by Cordia Management Inc. The address of Cordia Management Inc. is 3803 Bedford Avenue, Suite 101, Nashville, TN 32715.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the heading “Director Independence” and “Certain Transactions” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Audit Committee Pre-approval of Auditor Engagements” and “Audit Fees” in our Proxy Statement to be filed within 120 days of our fiscal year end, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
1. Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.
Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3.
Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Item 16. Exhibits and Financial Statements.

Exhibit Number	Description

2.1**	Share Exchange Agreement, dated as of February 5, 2020, between Canada Jetlines Ltd and Global Crossing Airlines, Inc.

3.1**	Amended and Restated Certificate of Incorporation of Global Crossing Airlines Group Inc.

3.2**	Amended and Restated Bylaws of Global Crossing Airlines Group Inc.

4.1**	Reference is made to exhibits 3.1 and 3.2.

4.2**	Common Stock Purchase Warrant, dated April 20, 2021, issued by Global Crossing Airlines Group, Inc. to Ascent Global Logistics, Inc.

4.3**	Warrants, dated July 10, 2020, issued by Global Crossing Airlines Group Inc. to GEM Global Yield LLC SCS.

10.1**	Share Subscription Agreement dated May 4, 2020, by and among Global Crossing Airlines, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS.

10.2**	Master Lease Agreement #ML 01862173 dated December 22, 2020, by and between Global Crossing Airlines LLC and CIT Bank, N.A.

10.3**§	Aircraft Lease Agreement by and between Global Crossing Airlines, Inc., as lessee, and Wilmington Trust Co, as owner-trustee for the Falcon MSN 2695 Trust, as lessor.

10.4**§	Aircraft Lease Agreement by and between Global Crossing Airlines, Inc., as lessee, and Wilmington Trust Co, as owner trustee for the Aircraft MSN 2480 Trust, as lessor.

10.5**	Letter of Intent dated October 15, 2020, as amended on November 27, 2020, by and between Global Crossing Airlines, Inc. and Vallair Solutions S.A´. R.L.

10.8**	Atlantic City International Airport Airline-Airport Use and Lease Agreement dated July 13, 2020, by and between Global Crossing Airlines, Inc., and South Jersey Transportation Authority.

10.9**

Lease Agreement dated August 10, 2020, by and between Global Crossing Airlines, Inc., and South Jersey Transportation Authority, for the lease of certain real property located at Atlantic City International Airport.

10.10**

Lease Agreement No. C010681 dated December 20, 2021, by and between Global Crossing Airlines LLC and Miami-Dade County, for the lease of the premises located at Building 919, on the Northside Area of Miami International Area.

10.11**

Aircraft ACMI Lease Agreement dated June 1, 2020, by and between Global Crossing Airlines, Inc. and Smartlynx Airlines Malta, as amended by that certain Amending Agreement No. 1 dated July 29, 2020 and that certain Amending Agreement No. 2 dated October 15, 2020.

10.12**	2018 Airline Use Agreement, dated December 17, 2020, by and between Miami-Dade County and Global Crossing Airlines LLC.

10.13**	Passenger Aircraft Charter Agreement dated February 23, 2021, by and between Global Crossing Airlines, LLC and CubaX Air Tours, LLC.
10.14**

Cooperation Agreement 2020 dated March 16, 2020, by and between Global Crossing Group and Airfleet Resources, Ltd., as amended by that certain Cooperation Agreement 2020, September Extension dated September 19, 2020.

10.15**	Aviation Fuel Supply Agreement dated June 3, 2020, by and between Global Crossing Airlines LLC and Associated Energy Group, LLC.

10.16**	AeroCRS Services Agreement dated December 22, 2020, by and between Global Crossing Airlines, Inc. and AERO CRS Ltd.

10.18**†	Stock Option Plan dated October 15, 2020

10.19**†	Form of Stock Option Agreement

10.20**†	Restricted Share Unit Plan

10.21**†	Performance Share Unit Plan

10.22**	Securities Purchase Agreement, dated April 20, 2021, by and between Global Crossing Airlines Group Inc. and Ascent Global Logistics, Inc.

10.23**†	Form of Indemnification Agreement for Officers and Directors

10.24**	Nomination Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.

10.25**	Registration Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.

10.26**	Master Service Agreement, dated May 18, 2021 by and among Global Crossing Airlines LLC and U.S. Bank National Association, acting through Elavon Canada Company

10.28**	Framework Agreement, dated June 23, 2020 by and among the Company and SmartLynx Airlines Malta Limited

10.29**	Joint Venture Agreement, dated September 9, 2020 between KD Holdings LLC and Global Crossing Airlines LLC

10.30**	Operating Lease Agreement, dated June 30, 2021, between UMB Bank, NA and the Company

10.31**	Operating Lease Agreement, dated July 9, 2021, between UMB Bank, NA and the Company

10.32**	Warrant Adjustment Certificate, dated June 28, 2021, by and between the Company and GEM Global Fund LLC SCS

10.33**	Commercial Insurance Premium Finance and Security Agreement, dated January 21, 2021 by and between the Company and Bank Direct Capital Finance

10.34**§	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.

10.35**§	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.

10.36**	Employment Agreement, dated September 1, 2021, by and between the Company and Ryan Goepel

10.37**	Employment Agreement, dated September 1, 2021, by and between the Company and Juan Nunez

10.38**	Employment Agreement, dated September 1, 2021, by and between the Company and Mark Salvador

21.1**	Subsidiaries of the Company

24.1	Powers of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer pursuant Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Previously filed

† Indicates management contract or compensation plan or agreement.

§ Portions of the exhibit have been omitted

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022

/s/ Ed Wegel
Ed Wegel
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ed Wegel	CEO	March 31, 2022

/s/ Ryan Goepel	CFO	March 31, 2022

/s/ Joseph DaGrosa Jr.	Director	March 31, 2022

/s/ Alan Bird	Director	March 31, 2022

/s/ T. Allan McArtor	Director	March 31, 2022

/s/ David G. Ross	Director	March 31, 2022

/s/ Deborah Robinson	Director	March 31, 2022

/s/ Cordia Harrington	Director	March 31, 2022