Form 10-Q
period 2022-03-31
Global Crossing Airlines Group Inc.
filed 2022-05-16
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

The number of shares outstanding of the registrant’s Common Stock as of May 10, 2022 was 51,258,576 shares, consisting of 30,232,474 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 15,488,789 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

Form 10-Q

Period Ended March 31, 2022

i

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Current Assets
Cash and cash equivalents	$8,480,530	$5,241,716
Restricted cash	$3,448,529	$2,752,285
Accounts receivable, net of allowance	$469,693	$745,646
Prepaid expenses and other current assets	$1,688,167	$848,490
Total Current Assets	$14,086,919	$9,588,137

Property and equipment, net	$868,602	$618,883
Operating lease right-of-use assets	$21,717,984	$22,668,308
Deferred costs and other assets	$6,816,187	$6,198,338
Total Assets	$43,489,692	$39,073,666

Current liabilities
Accounts payable	$6,651,302	$3,574,186
Accrued liabilities	6,692,972	$5,963,761
Due from related parties	$—	$197,558
Current portion of notes payable	$1,573,000	$1,573,000
Current portion of long-term operating leases	$3,854,957	$3,393,497
Total current liabilities	$18,772,231	$14,702,002
Other liabilities
Note payable	$3,794,887	$—
Long-term operating leases	$18,849,571	$20,042,343
Other liabilities	$83,491	$83,491
Total other liabilities	$22,727,949	$20,125,834
Equity
Common stock - $.001 par value; 200,000,000 authorized; 51,258,576 and 51,237,876 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$51,258	$51,237
Additional paid-in capital	$28,980,063	$26,456,900
Retained deficit	$(27,041,809)	$(22,262,307)
Total stockholders’ equity	$1,989,512	$4,245,830
Total Liabilities and Equity	$43,489,692	$39,073,666

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
Operating Revenue	$16,380,011	$	$—
Operating Expenses
Salaries, Wages, & Benefits	5,865,074		956,697
Aircraft Fuel	3,250,554		17,583
Maintenance, materials and repairs	1,190,823		43,897
Depreciation and amortization	23,312		3,652
Contracted ground and aviation services	2,955,576		33,145
Travel	1,295,110		20,750
Insurance	857,268		475,133
Aircraft Rent	3,359,674		—
Other	2,345,908		1,361,813
Total Operating Expenses	21,143,299		2,912,670
Operating Loss	(4,763,288)		(2,912,670)
Non-Operating Expenses (Income)
Loss on Warrant Valuation	—		3,050,968
Interest Expense	16,214		11,286
Total Non-Operating Expenses	16,214		3,062,254
Loss before income taxes	(4,779,502)		(5,974,924)
Income tax expense	—		—
Net Loss	(4,779,502)		(5,974,924)
Loss per share:
Basic	$(0.09)		$(0.17)
Diluted	$(0.09)		$(0.17)
Weighted average number of shares outstanding	51,241,326		34,976,943
Fully diluted shares outstanding	51,241,326		34,976,943

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2021	28,938,060	$28,938	$452,269	$2,264,966	$(2,443,794)	$302,379
Issuance of shares – private placement	8,064,517	8,064	(212,073)	4,773,698	—	4,569,689
Issuance of shares – warrants and options exercised	1,050,740	1,051	(100,000)	517,759	—	418,810
Issuance of shares – RSUs	40,000	40	—	(40)	—	—
Share based compensation on stock options or RSUs	—	—	—	120,411	—	120,411
Loss for the period	—	—	—	—	(5,974,924)	(5,974,924)

Ending – March 31, 2021	38,093,317	$38,093	$140,196	$7,676,794	$(8,418,718)	$(563,635)

Beginning – January 1, 2022	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	20,700	21	—	9,909	—	9,930
Warrants issued - Triage Capital				2,130,642		2,130,642
Share based compensation on stock options or RSUs	—	—	—	382,612	—	382,612
Loss for the period	—	—	—	—	(4,779,502)	(4,779,502)

Ending – March 31, 2022	51,258,576	51,258	—	28,980,063	(27,041,809)	$1,989,512

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,779,502)	$(5,974,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,312	3,652
Loss on warrant revaluation		2,250,576
Amortization of operating lease right of use asset	950,324	498,857
Share-based payments	382,612	120,411

Non-cash working capital item changes:
Accounts receivable	275,953	—
Prepaid expenses and other current assets	(839,677)	(615,468)
Accounts payable	3,077,116	257,497
Accrued liabilities	729,211	525,938
Decrease in operating lease obligations	(731,312)	(149,925)
Net cash used in operating activities	(911,963)	(3,083,386)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposal
Purchases of property and equipment	(273,031)	(158,659)
Deferred costs and other assets	(617,849)	(300,000)
Net cash used in investing activities	(890,880)	(458,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	(197,558)	(101,487)
Other liabilities		(87,928)
Proceeds on issuance of shares	9,930	4,988,499
Long term loan payable	5,925,529	25,363
Net cash provided by financing activities	5,737,901	4,824,447

Net increase in cash	3,935,058	1,282,402

Cash, cash equivalents and restricted cash - beginning of the period	7,994,001	548,690
Cash, cash equivalents and restricted cash - end of the period	11,929,059	1,831,092

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Inc. (the “Company” or “Global”) principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets

The consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines, LLC (collectively “Global USA”), GlobalX A320 Aircraft Acquisitions Corp. (“Acquisition A320”), GlobalX A321 Aircraft Acquisition Corp. (“Acquisition A321”), GlobalX Travel Technologies, Inc. (“Technologies”), CubaX Air Tours, LLC (“CubaX”) and Capitol Airlines, LLC. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP). The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2021, balance sheet data was derived from that Annual Report and may not include disclosures required for presentation in conformity with U.S. GAAP. In our opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows

Our quarterly results are subject to seasonal and other fluctuations, including fluctuations resulting from the global COVID-19 pandemic and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2022, the Company had a working capital deficit of $4,685,312 and a retained deficit of $27,041,809. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2.
NEW ACCOUNTING STANDARDS

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption was permitted, including adoption in an interim period. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

3.
EQUITY METHOD INVESTMENTS

Investments in partnerships and less-than-majority owned subsidiaries in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. The equity method investments are included in the accompanying Balance Sheets with Deferred Costs and Other Assets. The Company’s share of earnings or losses from these investments is shown in the accompanying Consolidated Statements of Operations in Other Expense. Equity method investments are initially recognized at cost. The carrying amount of the equity investment is adjusted at each reporting period by the percentage of any change in its equity corresponding to the Company’s percentage interest in these equity affiliates. The carrying costs of these investments are also increased or decreased to reflect additional contributions or withdrawals of capital. Any difference in the book equity and the Company’s pro-rata share of the net assets of the investment will be reported as gain or loss at the time of the liquidation of the investment. It is the Company’s policy to record losses in excess of the investment if the Company is committed to provide financial support to the investee.

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

As of December 31, 2021, the Company elected to write down GlobalX’s investment in the joint venture to zero. Going forward GlobalX has elected to self-perform all ground handling activities at Miami International Airport. As March 31, 2022 and December 31, 2021, there was $28,681 and $197,558, respectively due to GlobalX Ground.

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. During the three months ended March 31,2022 Jetlines did not generate revenue or incur any material expenses.

4.
DEBENTURES

On March 17, 2022, the Company entered into agreements (each a “Subscription Agreement”) pursuant to which the Company sold US$6.0 million of its securities (the “Financing”). The securities sold in the Financing consisted of (1) non-convertible debentures (each, a “Debenture”) and (2) one common stock purchase warrant (each, a “Warrant”) for every US$1.24 of principal of the Debentures purchased for gross proceeds of up to US $6.0 million. Each Warrant is exercisable into one share of common stock (each, a “Warrant Share”) at an exercise price of US$1.24 per Warrant Share with an exercise period of 24 months from the date of closing.

The terms of the Debentures include:

•
a maturity date of 24 months from the date of issuance (the “Maturity Date”) and the principal amount of the Debentures, together with any accrued and unpaid interest, will be payable on the Maturity Date;
•
the Debentures bear interest (the “Interest”) at the rate of 15% per annum, which Interest will be payable in cash quarterly in arrears;

•
the Company has the option to prepay the principal amount of the Debentures on 30 business days’ notice, provided that if repaid in the first year, the Company must provide a payment such that the holders of the Debentures receive at least 10% premium on the principal amount, after deducting any prior Interest payments from such premium; and
•
it is intended that repayment by the Company of amounts owing under the Debentures will be secured by a secured lien on the tangible fixed assets of the Company

The Company determined that the terms of the Warrants issued in the financing require the Warrants to be classified as equity. Accordingly, upon issuance, the Company recorded debt issuance costs of $2.2 million related to the Warrants along with a corresponding credit to additional paid in capital. As the Warrants are classified as equity warrants the Company will not remeasure the Warrants each accounting period.

Since the Warrants may purchase a fixed number of shares for a fixed price, the Company chose to use the Black-Scholes option pricing model to value the warrants at issuance. The inputs selected are: underlying stock price at date of issuance of $1.04 per share, exercise price of $1.24 per share, expected term of 2 years, dividends of $0, a risk free rate of -0.6%, and volatility of 143%.

The debt issuance costs resulting from the warrants along with other direct costs of the Financing will be amortized to interest expense using the effective interest method.

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

On July 12, 2021, the Company completed a share capital reorganization creating a new class of shares, Class B Non-Voting Common Stock. As of March 31, 2022 and 2021, the Company had 29,098,982 and 38,093,317 common shares, 5,537,313 and 0 Class A Non-Voting Common Shares, and 16,622,281 and 0 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three months ended March 31, 2022 and 2021:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2021	7,507,005	0.49
Issued	8,414,517	0.99
Exercised	(1,050,740)	0.49
Expired	-
Outstanding March 31, 2021	14,870,782	0.76

Outstanding, January 1, 2022	17,631,350	1.05
Issued	4,838,707	1.24
Exercised	(20,700)	0.49
Expired	-
Outstanding, March 31, 2022	22,449,357	1.09

As of March 31, 2021, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,319,900	USD$0.50	1.23	June 23, 2022
30,075	USD$0.25	1.23	June 23, 2022
350,000	USD$0.62	2.07	April 26, 2023
8,064,517	USD$1.00	2.07	April 26, 2023
2,106,290	CAD$0.50	2.09	May 4, 2023
14,870,782

As of March 31, 2022, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
2,804,106	USD$0.48	0.23	June 23, 2022
4,882,838	USD$1.00	1.07	April 26, 2023
203,840	USD$0.62	1.07	April 26, 2023
2,182,553	CAD$0.50	1.09	May 4, 2023
7,537,313	USD$1.24	1.99	March 28, 2024
4,838,707	USD$1.5	4.08	April 29, 2026
22,449,357

7.
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

The following is a summary of stock option activities for the three months ended March 31, 2022 and 2021:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding, January 1, 2021	1,387,000	$0.25	$0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding M arch 31, 2021	1,387,000	0.25	0.21

Outstanding January 1, 2022	920,668	0.25	0.049
Granted	—
Exercised	—
Forfeited	(16,667)	0.25	0.57
Outstanding, March 31, 2022	904,001	0.25	0.48

As of March 31, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	0.48	1.25	June 29, 2023
704,001	333,331	0.25	3.23	June 23, 2025
50,000	33,333	0.62	3.48	September 23, 2025
904,001	516,664

As of March 31, 2021, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	75,000	0.48	2.25	June 29, 2023
1,187,000	412,328	0.25	4.23	June 23, 2025
50,000	16,666	0.62	4.48	September 23, 2025
1,387,000	503,994

The Company recognizes share-based payments expense for all stock options granted based on the grant date fair value with the expense recognized ratably over the service period. The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility factors of the expected market price of the Company’s shares, forfeiture rate, and expected life of the options.

There were no stock options granted during the quarter ended March 31,2022 and March 31, 2021. The following weighted average assumptions were used to estimate the weighted average grant date fair value of stock options granted upon issuance.

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

The following is a summary of RSU activities for the years ended March 31, 2022 and 2021:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2021	685,000	0.67
Granted	352,500	1.48
Issuance of common stock	(40,000)	0.69
Forfeited	(10,000)	1.48
Outstanding March 31, 2021	987,500	0.67

Outstanding, January 1, 2022	2,067,500	$1.16
Granted	620,000	1.37
Issuance of common stock	—	—
Forfeited	(400,000)	1.48
Outstanding, December 31, 2021	2,287,500	1.02

During the three months ended March 31, 2022 and 2021, the Company recognized share-based payments expense with respect to stock options and RSUs of $382,612 and $120,411, respectively.

The remaining compensation that has not been recognized as of March 31, 2022 with regards to stock options and RSUs and the weighted average period they will be recognized are $ 2,283,630 and 1.67 years for stock options and $8,958 and 0.26 years for RSUs.

8.
INCOME TAXES

The Company’s expected effective tax rate for the three months ended March 31, 2022, and 2021 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

9.
COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements and financing arrangements

On January 23, 2021, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircrafts. The Company financed $1,345,836 of the total premium amount of $1,738,386 at a rate of 3.71% interest. The down payment of $395,000 and the first monthly installment was paid at time of signing.

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

10.
LOSS PER SHARE

Basic earnings per share, which excludes dilution, is computed by dividing Net Income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to share-based awards is calculated by applying the treasury stock method.

The following table shows the computation of basic and diluted earnings per share

	March 31, 2022	March 31, 2021
Numerator:
Net loss	$(4,779,502)	$(5,974,924)
Denominator:
Weighted average common shares outstanding - Basic	51,241,326	34,976,943
Dilutive effect of stock options and warrants	0	0

Weighted average common shares outstanding - Diluted	51,241,326	34,976,943

Basic loss per share	$(0.09)	$(0.17)
Diluted loss per share	$(0.09)	$(0.17)

There were 22,449,357 warrants, 904,001 options, and 2,287,500 RSUs outstanding at March 31, 2022 and 14,870,782 warrants, 1,387,000 options and 987,500 RSUs outstanding at March 31, 2021 that were excluded from the calculation of diluted EPS. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three months ended March 31, 2022 and 2021as inclusion would have an anti-dilutive effect.

11.
RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

Key Management Personnel

As of March 3, 2022, amounts due to related parties include the following:

a.
GlobalX Ground was owed $28,681 in relation to ground services provided at Miami-Dade Airport.

Other Related Party Transactions and Balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer is a Board Member of Global. During the year ending December 31, 2020, Global made advanced payments totaling $500,000 to Smartlynx. $350,000 of those payments related to two security deposits. One is a $250,000 security deposit for one passenger aircraft to deliver 200 hours of ACMI services per month from December 2021 through April 2022 and the second is a $100,000 security deposit for a long long-term lease of an A321F aircraft. Total deposits and prepaid expense related to Smartlynx totaled $500,000 as of March 31, 2022 and December 31, 2021, are included in other assets on the consolidated balance sheets.

12.
SUBSEQUENT EVENTS

Add as appropriate

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report and the audited financial statements included in the Company’s Annual Report for December 31, 2021 on Form 10-K. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Location of Operations Bases

GlobalX operates from four primary geographic bases:

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
•
Las Vegas Airport (“LAS”) – GlobalX has established a flight attendant base at Las Vegas Airport and intends to eventually base two A320 aircraft there. LAS is a geographically convenient location to support western United States based clients and an excellent market for recruiting top staff.

•
San Antonio Airport (“SAT”) – GlobalX has established an operational base at SAT for maintenance, flight attendants and pilots. GlobalX intends to base up six A320 family of aircraft there to support signed government contracts.

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

Business Developments

Our results for the three months ended March 31, 2022, were impacted by the following:

•
Increased demand driven by a growing reputation for performance and quality service
•
Availability of trained pilots. Many airlines are struggling with the hiring and training of new pilots and GlobalX is not immune to this market condition. Our rapid growth rate requires the hiring and training of many pilots. While we have been very successful in attracting excellent candidates, we have had to turn down significant amounts of potential work due to crew availability. This continues to be an area of focus for GlobalX and we are confident in our ability to hire and train the required crews to meet our growth targets.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three months ended March 31, 2022 and 2021

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Fleet & Block Hours

	Three Months Ended March 31,
Operating Fleet	2022	2021	Inc/(Dec)
A320	5	1	4
A321	1	1	—
Total Operating Average Aircraft Equivalents	6	2	4
Total Block Hours	1,729	—

Operating Revenue

The following table compares our Operating Revenue (in dollars):

	Three Months Ended March 31,
	2022	2021	Inc/(Dec)	% Change
Operating Revenue	$16,380,011	$—	$16,380,011	N/A

Operating revenue increased $16.4 million due to the initiation of revenue operations. Block Hours increased 1,729, also as a direct result of the initiation of revenue service.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Three Months Ended March 31,
Operating Expenses	2022	2021	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	5,865,074	956,697	$4,908,377	513.1%
Aircraft Fuel	3,250,554	17,583	3,232,971	18386.9%
Maintenance, materials and repairs	1,190,823	43,897	1,146,926	2612.8%
Depreciation and amortization	23,312	3,652	19,660	538.3%
Contracted ground and aviation services	2,955,576	33,145	2,922,431	8817.1%
Travel	1,295,110	20,750	1,274,360	6141.5%
Insurance	857,268	475,133	382,135	80.4%
Aircraft Rent	3,359,674	—	3,359,674	N/A
Other	2,345,908	1,361,813	984,095	72.3%
Total Operating Expenses	$21,143,299	$2,912,670	$18,230,629	625.9%

Salaries, wages and benefits increased $4.9 million, or 513%, primarily driven by our initiation of revenue service.

Aircraft fuel increased $3.2 million, or 18,386%, driven by our initiation of revenue service. The majority of this cost is included in our revenue.

Maintenance, materials and repairs increased by $1.1 million, or 2,612%, driven by our initiation of revenue service.

Depreciation and amortization increased $ 19.7 thousand, or 538%, driven by assets acquired to support our FAA certification and our initiation of revenue service.

Contracted ground and aviation services increased $ 2.9 million, or 8,817%, driven by our initiation of revenue service.

Travel increased $ 1.3 million, or 6,141%, driven by our initiation of revenue service.

Insurance increased $ 382.1 thousand, or 80.4%, driven by our initiation of revenue service.

Aircraft rent increased $ 3.4 million, or 100%, driven by our initiation of revenue service.

Other in Q1 2022 increased $ 984.1 thousand, or 72.3%, driven by our initiation of revenue service.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	Three Months Ended March 31
Non-Operating Expenses (Income)	2022	2021	Inc/(Dec)	% Change
Loss on Warrant Valuation	—	3,050,968	$(3,050,968)	(100.0)%
Interest Expense	16,214	11,286	4,928	43.7%
Total Non-Operating Expenses (Income)	$16,214	$3,062,254	$(3,046,040)	(99.5)%

Loss on Warrant Valuation decreased $3.0 million driven by the reclassification of warrants during 2021 from a liability to equity

Interest expense, net increased $ 5.0 thousand driven by financing of insurance premiums.

Income taxes. Our expected effective income tax rates were a benefit rate of 0% for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

The most significant liquidity events for the three months ended March 31,2022 and 2021 were as follows:

Operating Activities. For the three months ended March 31, 2022, Net cash used by operating activities decreased by $ 2.2 million to $ 912.0 thousand, which primarily reflected Net loss of $ 4.8 million, an increase in Prepaid expenses and other assets of $ 839.7 thousand, and a decrease in Operating Lease Obligations of $ 731.3 thousand. These were partially offset by noncash adjustments of $382.6 thousand for share-based payments, and $ 950.3 thousand for a decrease in operating lease right of use asset, as well as an increase in Accrued liabilities of $ 729.2 thousand, an increase in accounts payable of $ 3.1 million. For the three months ended March 31, 2021, Net cash used for operating activities was $3.1 million, which primarily reflected the lack of an airline operating certificate and revenue.

Investing Activities. For the three months ended March 31, 2022, net cash used for investing activities increased by $432.2 thousand to $ 890.9 thousand, consisting primarily of $ 617.8 thousand related to Deferred costs and other assets, and $ 273 thousand related to Purchases of property and equipment. For the three months ended March 31, 2021, Net cash used for investing activities was $ 458.6 thousand, consisting primarily of $ 300 thousand related to Deferred costs and other assets.

Financing Activities. For the three months ended March 31, 2022, net cash provided by financing activities increased by $ 913.4 thousand to $ 5.7 million, which primarily reflected $ 5.9 million related to Long-term loan payable, partially offset by $ 197.6 thousand for Payments to related parties. For 2020, Net cash provided by financing activities was $ 4.8 million, which primarily reflected $5.0 million in proceeds from issuances of units, partially offset by $ 101.5 thousand for payments from related parties.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on our Current Reports on Form 8-K, we had no unregistered sales of equity securities during the period from January 1 2022 to March 31, 2022

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer. *
31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer. *
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Edward Wegel	CEO	May 16, 2022
Edward Wegel

/s/ Ryan Goepel	CFO	May 16, 2022
Ryan Goepel

/s/ Alan Bird	Director	May 16, 2022
Alan Bird

/s/ T. Allan McArtor	Director	May 16, 2022
T. Allan McArtor

/s/ David G. Ross	Director	May 16, 2022
David G. Ross

/s/ Deborah Robinson	Director	May 16, 2022
Deborah Robinson

/s/ Cordia Harrington	Director	May 16, 2022
Cordia Harrington