Form 10-Q
period 2022-06-30
Global Crossing Airlines Group Inc.
filed 2022-08-15
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56409

Global Crossing Airlines Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0655281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4200 NW 36th Street, Building 5A Miami International Airport Miami, Florida	33166
(Address of principal executive office)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2022 was 52,563,938 shares, consisting of 31,559,576 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 15,467,049 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

Form 10-Q

Period Ended June 30, 2022

i

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Current Assets
Cash and cash equivalents	$1,520,224	$5,241,716
Restricted cash	$3,883,206	$2,752,285
Accounts receivable, net of allowance	$1,182,606	$745,646
Prepaid expenses and other current assets	$1,412,376	$848,490
Total Current Assets	$7,998,412	$9,588,137
Property and equipment, net	$1,379,448	$618,883
Operating lease right-of-use assets	$26,145,965	$22,668,308
Deferred costs and other assets	$8,087,573	$6,198,338
Total Assets	$43,611,398	$39,073,666

Current liabilities
Accounts payable	$4,941,522	$3,574,186
Accrued liabilities	$3,560,299	$2,704,169
Deferred revenue	$3,495,485	$1,995,090
Customer deposits	$2,522,552	$1,264,502
Due from related parties	$—	$197,558
Current portion of notes payable	$1,573,000	$1,573,000
Current portion of long-term operating leases	$5,934,802	$3,393,497
Total current liabilities	$22,027,660	$14,702,002
Other liabilities
Note payable	$3,794,887	$—
Long-term operating leases	$21,504,186	$20,042,343
Other liabilities	$83,491	$83,491
Total other liabilities	$25,382,564	$20,125,834
Commitments and Contingencies
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 52,563,938 and 51,237,876 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$52,564	$51,237
Additional paid-in capital	$29,956,076	$26,456,900
Retained deficit	$(33,807,466)	$(22,262,307)
Total stockholders’ equity (Deficit)	$(3,798,826)	$4,245,830
Total Liabilities and Equity (Deficit)	$43,611,398	$39,073,666

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Revenue	$17,441,980	$—	$33,821,992	$—
Operating Expenses
Salaries, Wages, & Benefits	7,251,870	1,368,929	13,116,732	2,205,215
Aircraft Fuel	4,387,135	—	7,637,689	—
Maintenance, materials and repairs	964,352	526,848	2,155,175	801,346
Depreciation and amortization	79,898	4,733	103,212	8,385
Contracted ground and aviation services	3,087,023	—	6,037,266	—
Travel	830,208	24,338	2,125,530	63,322
Insurance	909,181	453,165	1,766,450	869,193
Aircraft Rent	3,834,230	894,114	7,193,904	894,114
Other	2,629,323	1,422,077	4,980,561	2,913,393
Total Operating Expenses	23,973,220	4,694,204	45,116,519	7,754,968
Operating Loss	(6,531,240)	(4,694,204)	(11,294,527)	(7,754,968)
Non-Operating Expenses (Income)
Loss (Gain) on Warrant Valuation	—	(400,196)	—	2,650,772
Unrealized Loss (Gain) on Financial Instruments	(15)	(18,758)	(15)	(155,566)
Interest Expense	234,432	—	250,646	—
Total Non-Operating Expenses	234,417	(418,954)	250,631	2,495,206
Loss from continuing operations	(6,765,657)	(4,275,250)	(11,545,158)	(10,250,174)
Income from Discontinued Operations	—	177,706	—	177,706
Loss before income taxes	(6,765,657)	(4,097,544)	(11,545,158)	(10,072,468)
Income tax expense	—	—	—	—
Net Loss	(6,765,657)	(4,097,544)	(11,545,158)	(10,072,468)
Loss per share:
Basic	$(0.13)	$(0.09)	$(0.22)	$(0.24)
Diluted	$(0.13)	$(0.09)	$(0.22)	$(0.24)
Weighted average number of shares outstanding	51,505,095	45,304,419	51,373,939	41,366,327
Fully diluted shares outstanding	51,505,095	45,304,419	51,373,939	41,366,327

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total

Beginning – January 1, 2021	28,938,060	$28,938	$452,269	$2,264,966	$(2,443,794)	$302,379
Issuance of shares – private placement	8,064,517	8,064	(212,073)	4,773,698	—	4,569,689
Issuance of shares – warrants and options exercised	1,050,740	1,051	(100,000)	517,759	—	418,810
Issuance of shares – RSUs	40,000	40	—	(40)	—	—
Share based compensation on stock options or RSUs	—	—	—	120,411	—	120,411
Loss for the period	—	—	—	—	(5,974,924)	(5,974,924)
Ending – March 31, 2021	38,093,317	$38,093	$140,196	$7,676,794	$(8,418,718)	$(563,635)
Issuance of shares – private placement	7,537,313	$7,537	$—	$9,992,462	$—	$9,999,999
Issuance of shares – warrants and options exercised	4,474,138	$4,474	$(140,196)	$3,807,067	$—	$3,671,345
Share based compensation on stock options or RSUs	—	$—	$—	$164,574	$—	$164,574
GEM warrants write-off	—	$—	$—	$3,475,379	$—	$3,475,379
Loss for the period	—	$—	$—	$—	$(4,097,544)	$(4,097,544)
Ending – June 30, 2021	50,104,768	$50,104	$—	$25,116,276	$(12,516,262)	$12,650,118

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	20,700	21	—	9,909	—	9,930
Warrants issued				2,130,642		2,130,642
Share based compensation on stock options or RSUs	—	—	—	382,612	—	382,612
Loss for the period	—	—	—	—	(4,779,502)	(4,779,502)
Ending – March 31, 2022	51,258,576	$51,258	—	$28,980,063	$(27,041,809)	$1,989,512
Issuance of shares – warrants and options exercised	1,305,362	1,306	—	633,006	—	634,312
Share based compensation on stock options or RSUs	—	—	—	343,007	—	343,007
Loss for the period	—	—	—	—	(6,765,657)	(6,765,657)
Ending – June 30, 2022	52,563,938	$52,564	—	$29,956,076	$(33,807,466)	$(3,798,826)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(11,545,158)	$(10,250,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,210	8,385
Bad debt expense	51,356	—
Loss on warrant revaluation	—	2,650,772
Amortization of operating lease right of use asset	1,913,191	445,073
Share-based payments	725,619	284,985
Foreign exchange (gain) loss	4,652	(155,566)
Changes in assets and liabilities
Accounts receivable	(488,316)	—
Prepaid expenses and other current assets	(563,886)	(1,200,134)
Accounts payable	1,362,684	462,511
Accrued liabilities and other liabilities	3,614,574	(123,984)
Operating lease obligations	(1,387,700)	415,586
Net cash used in operating activities - continuing operations	(6,209,774)	(7,462,546)
Net cash provided by operating activities - discontinuing operations	—	177,706
Net cash used in operating activities	(6,209,774)	(7,284,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(863,775)	(309,513)
Deferred costs and other assets	(1,889,235)	(235,782)
Net cash used in investing activities	(2,753,010)	(545,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	(197,558)	(232,027)
Other liabilities	—	(87,928)
Proceeds on issuance of shares	644,242	19,224,799
Common stock subscribed	—	(452,269)
Notes payable	5,925,529	—
Net cash provided by financing activities – continuing operations	6,372,213	18,452,575
Net cash provided by financing activities – discontinued operations	—	(31,416)
Net cash provided by financing activities	6,372,213	18,421,159

Net increase (decrease) in cash	(2,590,571)	10,591,024

Cash, cash equivalents and restricted cash - beginning of the period	7,994,001	548,690
Cash, cash equivalents and restricted cash - end of the period	$5,403,430	$11,139,714

Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$5,390,848	—

Cash paid for
Interest	$15,665	19,814
Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Inc. (the “Company” or “Global”) principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines, LLC (collectively “Global USA”), GlobalX A320 Aircraft Acquisitions Corp. (“Acquisition A320”), GlobalX A321 Aircraft Acquisition Corp. (“Acquisition A321”), GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”) and Capitol Airlines, LLC. All intercompany transactions and balances have been eliminated on consolidation.

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2022, the Company had a working capital deficit of $14,029,247 and a retained deficit of $33,807,466. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

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

As of December 31, 2021, the Company elected to write down GlobalX’s investment in the joint venture to zero. Going forward GlobalX has elected to self-perform all ground handling activities at Miami International Airport. As of June 30, 2022 and December 31, 2021, there was $28,681 and $197,558, respectively due to GlobalX Ground.

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. During the three and six months ended June 30, 2022 Jetlines did not generate revenue.

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

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

On July 12, 2021, the Company completed a share capital reorganization creating a new class of shares, Class B Non-Voting Common Stock. As of June 30, 2022 and 2021, the Company had 31,559,576 and 44,567,455 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 15,467,049 and 0 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three months ended June 30, 2022 and 2021:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2021	7,507,005	0.49
Issued	8,414,517	0.99
Exercised	(1,050,740)	0.49
Expired	-
Outstanding March 31, 2021	14,870,782	0.76
Issued	7,726,482	1.47
Exercised	(4,424,138)	0.49
Expired	-
Outstanding June 30, 2021	18,173,126	1.03

Outstanding, January 1, 2022	17,631,350	1.05
Issued	4,838,707	1.24
Exercised	(20,700)	0.49
Expired	-
Outstanding, March 31, 2022	22,449,357	1.09
Issued	-	-
Exercised	(1,078,470)	0.48
Expired	(40,261)	0.48
Outstanding, June 30, 2022	21,330,626	1.32

As of June 30, 2021, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
3,338,806	USD$0.48	1.00	June 23, 2022
4,910,614	USD$1.00	1.82	April 26, 2023
203,840	USD$0.62	1.82	April 26, 2023
2,182,553	USD$0.39	1.84	May 04, 2023
7,537,313	USD$1.50	4.83	April 26, 2026
18,173,126

As of June 30, 2022, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
1,685,375	USD$0.48	0.18	September 3, 2022
203,840	USD$0.62	0.82	April 26, 2023
4,882,838	USD$1.00	0.82	April 26, 2023
2,182,553	USD$0.39	0.84	May 4, 2023
4,838,707	USD$1.24	1.75	March 28, 2024
7,537,313	USD$1.50	3.83	April 29, 2026
21,330,626

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

The following is a summary of stock option activities for the three months ended June 30, 2022 and 2021:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding, January 1, 2021	1,387,000	$0.25	$0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding March 31, 2021	1,387,000	0.25	0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding June 30, 2021	1,387,000	0.25	0.21

Outstanding January 1, 2022	920,668	0.25	0.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,667)	0.25	0.57
Outstanding, March 31, 2022	904,001	0.25	0.48
Granted	—	—	—
Exercised	(33,333)	0.25	0.57
Forfeited	—	—	—
Outstanding, June 30, 2022	870,668	0.25	0.48

As of June 30, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	0.48	1.00	June 29, 2023
670,668	670,668	0.25	2.98	June 23, 2025
50,000	33,333	0.62	3.24	September 23, 2025
870,668	854,001

As of June 30, 2021, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	75,000	0.48	2.25	June 29, 2023
1,187,000	412,328	0.25	4.23	June 23, 2025
50,000	16,666	0.62	4.48	September 23, 2025
1,387,000	503,994

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

There were no stock options granted during the three and six months ended June 30, 2022 and the year ended December 31, 2021. The following weighted average assumptions were used to estimate the weighted average grant date fair value of stock options granted upon issuance.

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

The following is a summary of RSU activities for the three and six months ended June 30, 2022 and 2021:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2021	685,000	0.67
Granted	352,500	1.48
Issuance of common stock	(40,000)	0.69
Forfeited	(10,000)	1.48
Outstanding March 31, 2021	987,500	0.67
Granted	790,000	1.99
Issuance of common stock	—	—
Forfeited	—	—
Outstanding June 30, 2021	1,777,500	1.41

Outstanding, January 1, 2022	2,067,500	$1.16
Granted	620,000	1.37
Issuance of common stock	—	—
Forfeited	(400,000)	1.48
Outstanding March 31, 2022	2,287,500	1.02
Granted	—	—
Issuance of common stock	—	—
Forfeited	(115,000)	1.79
Outstanding June 30, 2022	2,172,500	1.50

During the three and six months ended June 30, 2022, the Company recognized share-based payments expense with respect to stock options and RSUs of $343,007 and $725,619, respectively. During the three and six months ended June 30,2021, the Company recognized share-based payments expense with respect to stock options and RSUs of $164,574and $284,985, respectively.

The remaining compensation that has not been recognized as of June 30, 2022 with regards to RSUs and the weighted average period they will be recognized are $1,870,008 and 1.50 years. As of June 30, 2022, all compensation expense with respect to stock options has been recognized.

8.
INCOME TAXES

The Company’s expected effective tax rate for the three months ended June 30, 2022, and 2021 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On February 18, 2022, the Company entered into a lease agreement for an aircraft. The four year lease term commenced on June 15, 2022. Under the agreement, the Company will pay the lessor a fixed hourly rent for each flight hour operated during the first 12 months and a fixed monthly rent for the remaining 36 months, plus supplemental rent for maintenance of the aircraft.

The Company amended one of its existing passengers aircraft lease agreements to extend from a 24 months lease term ending on April 13, 2023 to end on November 15, 2023. In addition to this amendment, the Company entered into a definitive agreement to convert the aircraft and lease for a period of 8 years. The lease term is expected to commence after a 12 months conversion period and the Company will pay the lessor a fixed rent for month plus supplemental rent for maintenance of the aircraft.

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

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 31, 2022	Six Months Ended June 31, 2021
Numerator:
Net loss	$(11,545,158)	$(10,072,468)
Denominator:
Weighted average common shares outstanding - Basic	51,373,939	41,366,327
Dilutive effect of stock options and warrants	—	—

Weighted average common shares outstanding - Diluted	51,373,939	41,366,327

Basic loss per share	$(0.22)	$(0.24)
Diluted loss per share	$(0.22)	$(0.24)

	Three Months Ended June 31, 2022	Three Months Ended June 31, 2021
Numerator:
Net loss	$(6,765,657)	$(4,097,544)
Denominator:
Weighted average common shares outstanding - Basic	51,505,095	45,304,419
Dilutive effect of stock options and warrants	—	—

Weighted average common shares outstanding - Diluted	51,505,095	45,304,419

Basic loss per share	$(0.13)	$(0.09)
Diluted loss per share	$(0.13)	$(0.09)

There were 21,330,626 warrants, 870,668 options, and 2,172,500 RSUs outstanding at June 30, 2022 and 18,173,126 warrants, 1,387,000 options and 1,777,500 RSUs outstanding at June 30, 2021 that were excluded from the calculation of diluted EPS. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021as inclusion would have an anti-dilutive effect.

11.
RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of June 30, 2022, amounts due to related parties include the following:

a.
GlobalX Ground was owed $28,681 in relation to ground services provided at Miami-Dade Airport.

Other Related Party Transactions and Balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer is a Board Member of Global. During the year ending December 31, 2020, Global made advanced payments totaling $500,000 to Smartlynx. $350,000 of those payments related to two security deposits. One is a $250,000 security deposit for one passenger aircraft to deliver 200 hours of ACMI services per month and the second is a $100,000 security deposit for a long long-term lease of an A321F aircraft. Total deposits and prepaid expense related to Smartlynx totaled $500,000 as of June 30, 2022 and December 31, 2021, are included in other assets on the consolidated balance sheets.

12.
SUBSEQUENT EVENTS

On July 6, 2022, the Company announced that American Corporate Airport Partners has inked a long-term ground lease with Broward County to construct a widebody-capable, aircraft maintenance facility for GlobalX at Broward County’s Fort Lauderdale-Hollywood International Airport. The estimated $25 million, 10-acre maintenance complex at a mid-field site on SW 41st Ct. is expected to consist of a 54,000 sf hangar; an aircraft ramp for staging and maneuvering; technical shops and office space; environmentally friendly building systems; and automobile parking, all in a build-to-suit layout exclusively for GlobalX,

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Launch cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX plans to add A321F (passenger to freighter) aircraft to its operating certificate and into the fleet commencing Q4 2022. Cargo is an important revenue stream for airlines and will be an integral part of the GlobalX operation.

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

Business Developments

Our results for the six months ended June 30, 2022, were impacted by the following:

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

Three months and six months ended June 30, 2022 and 2021

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Fleet & Block Hours

	Three Months Ended June 30,
Operating Fleet	2022	2021	Inc/(Dec)
A320	6	1	5
A321	1	1	—
Total Operating Average Aircraft Equivalents	7	2	5
Total Block Hours	2,132	—	2,132

	Six Months Ended June 30,
Operating Fleet	2022	2021	Inc/(Dec)
A320	6	1	5
A321	1	1	—
Total Operating Average Aircraft Equivalents	7	2	5
Total Block Hours	3,811	—	3,811

Block Hours for the three months ended June 30, 2022 increased by 2,132 compared with the same period in 2021, as a direct result of the initiation of revenue service.

Block Hours for the six months ended June 30, 2022 increased by 3,811 compared with the same period in 2021, as a direct result of the initiation of revenue service.

Operating Revenue

The following table compares our Operating Revenue (in dollars):

	Three Months Ended June 30,
	2022	2021	Inc/(Dec)	% Change
Operating Revenue	$17,441,980	$—	$17,441,980	N/A

	Six Months Ended June 30,
	2022	2021	Inc/(Dec)	% Change
Operating Revenue	$33,821,992	$—	$33,821,992	N/A

Operating revenue for the three months ended June 30, 2022 increased by $17.4 million compared with the same period in 2021, as a direct result of the initiation of revenue service.

Operating revenue for the six months ended June 30, 2022 increased by $33.8 million compared with the same period in 2021, as a direct result of the initiation of revenue service.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Three Months Ended June 30,
Operating Expenses	2022	2021	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	7,251,870	1,368,929	$5,882,941	429.7%
Aircraft Fuel	4,387,135	—	4,387,135	N/A
Maintenance, materials and repairs	964,352	526,848	437,504	83.0%
Depreciation and amortization	79,898	4,733	75,165	1588.1%
Contracted ground and aviation services	3,087,023	—	3,087,023	N/A
Travel	830,208	24,338	805,870	3311.2%
Insurance	909,181	453,165	456,016	100.6%
Aircraft Rent	3,834,230	894,114	2,940,116	328.8%
Other	2,629,323	1,422,077	1,207,246	84.9%
Total Operating Expenses	$23,973,220	$4,694,204	$19,279,016	410.7%

	Six Months Ended June 30,
Operating Expenses	2022	2021	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	13,116,732	2,205,215	$10,911,517	494.8%
Aircraft Fuel	7,637,689	—	7,637,689	N/A
Maintenance, materials and repairs	2,155,175	801,346	1,353,829	168.9%
Depreciation and amortization	103,212	8,385	94,827	1130.9%
Contracted ground and aviation services	6,037,266	—	6,037,266	N/A
Travel	2,125,530	63,322	2,062,208	3256.7%
Insurance	1,766,450	869,193	897,257	103.2%
Aircraft Rent	7,193,904	894,114	6,299,790	704.6%
Other	4,980,561	2,913,393	2,067,168	71.0%
Total Operating Expenses	$45,116,519	$7,754,968	$37,361,551	481.8%

Total operating expenses for the three months ended June 30, 2022 increased by $19.3 million, or 410.7% compared with the same period in 2021, as a direct result of the initiation of revenue service.

Total operating expenses for the six months ended June 30, 2022 increased by $37.4 million, or 481.8% compared with the same period in 2021, as a direct result of the initiation of revenue service. The increase in salaries, wages and benefits is primarily due to the hiring and training of pilots and other airline personnel. The increase in aircraft fuel and rent was primarily driven by the addition of aircraft to our existing fleet as well as increased block hours. The increase in maintenance, materials and repairs was driven by our initiation of revenue service. Depreciation and amortization also increased significantly as a result of our initiation of revenue service and assets acquired to support our FAA certification.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	Three Months Ended June 30
Non-Operating Expenses (Income)	2022	2021	Inc/(Dec)	% Change
Loss on Warrant Valuation	—	(400,196)	$400,196	(100.0)%
Unrealized Loss (Gain) on Financial Instruments	(15)	(18,758)	18,743	(99.9)%
Interest Expense	234,432	—	234,432	N/A
Total Non-Operating Expenses (Income)	$234,417	$(418,954)	$653,371	(156.0)%

	Six Months Ended June 30
Non-Operating Expenses (Income)	2022	2021	Inc/(Dec)	% Change
Loss on Warrant Valuation	—	2,650,772	$(2,650,772)	(100.0)%
Unrealized Loss (Gain) on Financial Instruments	(15)	(155,566)	155,551	(100.0)%
Interest Expense	250,646	—	250,646	N/A
Total Non-Operating Expenses (Income)	$250,631	$2,495,206	$(2,244,575)	(90.0)%

Non-operating income for the three months ended June 30, 2022 decreased by $653.4 thousand, or 156% compared with the same period in 2021, primarily driven by reclassification of warrants during 2021 from a liability to equity. Our expected effective income tax rate was a benefit rate of 0%.

Non-operating expenses for the six months ended June 30, 2022 decreased by $2.2 million, or 90% compared with the same period in 2021, primarily driven by reclassification of warrants during 2021 from a liability to equity as well as an increase in net interest expense due to the notes payable. Our expected effective income tax rate was a benefit rate of 0%.

Liquidity and Capital Resources

The most significant liquidity events for the six months ended June 30, 2022 and 2021 were as follows:

Operating Activities. For the six months ended June 30, 2022, net cash used by operating activities decreased by $ 1.1 million to $ 6.2 million, which primarily reflected Net loss of $11.5 million, partially offset by an increase in accounts payable of $1.4 million, an increase in accrued liabilities and other liabilities of $3.6 million. The Net Loss was also offset by noncash adjustments of $103.2 thousand for depreciation expense, $725.6 thousand for share-based payments. For the six months ended June 30, 2021, Net cash used for operating activities was $7.3 million, which primarily reflected the lack of an airline operating certificate and revenue as well as treatment of warrants as a liability.

Investing Activities. For the six months ended June 30, 2022, net cash used for investing activities increased by $2.2 million, to $2.8 million, consisting primarily of $1.9 million related to Deferred costs and other assets, mainly due to new deposits to aircrafts and $864 thousand related to purchases of property and equipment. For the six months ended June 30, 2021, Net cash used for investing activities was $545.3 thousand, consisting primarily of $235.8 thousand related to Deferred costs and other assets and $309.5 thousand related to purchases of property and equipment.

Financing Activities. For the six months ended June 30, 2022, net cash provided by financing activities decreased by $12 million to $6.4 million, which primarily reflected decrease in proceeds on issuance of shared of $18.6 million partially offset by increase of $5.9 million related to notes payable. For 2021, Net cash provided by financing activities was $18.4 million, which primarily reflected $19.2 million in proceeds from issuances of shares units, partially offset by $232 thousand for payments to related parties, $87.9 thousand for other liabilities and $452.3 thousand for common stock subscribed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on our Current Reports on Form 8-K, we had no unregistered sales of equity securities during the period from January 1 2022 to June 30, 2022

ITEM 3 Defaults Upon Senior Securities

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

SIGNATURE	TITLE	DATE

/s/ Edward Wegel	CEO	August 15, 2022
Edward Wegel

/s/ Ryan Goepel	CFO	August 15, 2022
Ryan Goepel

/s/ Alan Bird	Director	August 15, 2022
Alan Bird

/s/ T. Allan McArtor	Director	August 15, 2022
T. Allan McArtor

/s/ David G. Ross	Director	August 15, 2022
David G. Ross

/s/ Deborah Robinson	Director	August 15, 2022
Deborah Robinson

/s/ Cordia Harrington	Director	August 15, 2022
Cordia Harrington