Form 10-Q
period 2022-09-30
Global Crossing Airlines Group Inc.
filed 2022-10-31
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2022 was 52,573,938 shares, consisting of 31,660,576 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 15,376,049 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended September 30, 2022

i

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,875,901	$5,241,716
Restricted cash	$4,933,714	$2,752,285
Accounts receivable, net of allowance	$1,453,984	$745,646
Prepaid expenses and other current assets	$2,170,078	$848,490
Total Current Assets	$11,433,677	$9,588,137
Property and equipment, net	$1,669,749	$618,883
Finance leases, net	$2,741,063	$—
Operating lease right-of-use assets	$24,677,532	$22,668,308
Deferred costs and other assets	$9,400,590	$6,198,338
Total Assets	$49,922,611	$39,073,666

Current liabilities
Accounts payable	$6,673,457	$3,574,186
Accrued liabilities	$5,173,713	$2,704,169
Deferred revenue	$4,782,831	$1,995,090
Customer deposits	$2,284,000	$1,264,502
Due from related parties	$—	$197,558
Current portion of notes payable	$1,573,000	$1,573,000
Current portion of operating leases	$6,165,322	$3,393,497
Current portion of finance leases	$317,423	$—
Total current liabilities	$26,969,746	$14,702,002
Other liabilities
Note payable	$4,184,188	$—
Long-term operating leases	$20,102,218	$20,042,343
Long-term financial leases	$2,148,431	$—
Other liabilities	$83,498	$83,491
Total other liabilities	$26,518,335	$20,125,834
Commitments and Contingencies
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 52,573,938 and 51,237,876 issued and outstanding as of September 30, 2022 and December 31, 2021	$52,574	$51,237
Additional paid-in capital	$30,025,791	$26,456,900
Retained deficit	$(33,643,835)	$(22,262,307)
Total stockholders’ equity (Deficit)	$(3,565,470)	$4,245,830
Total Liabilities and Equity (Deficit)	$49,922,611	$39,073,666

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Revenue	$30,790,240	$3,123,946	$64,612,231	$3,123,946
Operating Expenses
Salaries, Wages, & Benefits	7,712,688	2,558,017	20,829,632	5,048,218
Aircraft Fuel	7,764,761	834,313	15,402,450	998,331
Maintenance, materials and repairs	1,218,221	232,400	3,373,396	454,635
Depreciation and amortization	193,620	7,100	296,830	15,484
Contracted ground and aviation services	4,631,741	623,637	10,674,340	806,033
Travel	1,078,854	327,997	3,204,172	391,320
Insurance	947,342	481,678	2,713,791	1,424,400
Aircraft Rent	3,957,508	1,083,260	11,151,412	1,914,041
Other	2,489,530	2,232,978	7,464,756	5,000,740
Total Operating Expenses	29,994,265	8,381,380	75,110,779	16,053,202
Operating Income/(Loss)	795,975	(5,257,434)	(10,498,548)	(12,929,256)
Non-Operating Expenses (Income)
Loss (Gain) on Warrant Valuation	—	—	—	2,650,772
Unrealized Loss (Gain) on Financial Instruments	—	82,529	(15)	(73,037)
Equity method investment activity	—	(20,478)	—	(20,478)
Interest Expense (Income)	632,344	(56,065)	882,990	27,081
Total Non-Operating Expenses	632,344	5,986	882,975	2,584,338
Loss from continuing operations	163,631	(5,263,420)	(11,381,523)	(15,513,594)
Income from Discontinued Operations	—	—	—	177,706
Loss before income taxes	163,631	(5,263,420)	(11,381,523)	(15,335,888)
Income tax expense	—	—	—	—
Net Income (Loss)	163,631	(5,263,420)	(11,381,523)	(15,335,888)
Other comprehensive loss
Foreign currency translation adjustments	—	(164,738)	—	(164,738)
Comprehensive loss	163,631	(5,428,158)	(11,381,523)	(15,500,626)
Loss per share:
Basic	$0.00	$(0.10)	$(0.22)	$(0.35)
Diluted	$0.00	$(0.10)	$(0.22)	$(0.35)
Weighted average number of shares outstanding	52,569,481	50,431,295	51,776,833	43,572,925
Fully diluted shares outstanding	76,507,900	50,431,295	51,776,833	43,572,925

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total

Beginning – January 1, 2021	28,938,060	$28,938	$452,269	$2,264,966	$—	$(2,443,794)	$302,379
Issuance of shares – private placement	8,064,517	8,064	(212,073)	4,773,698	—	—	4,569,689
Issuance of shares – warrants and options exercised	1,050,740	1,051	(100,000)	517,759	—	—	418,810
Issuance of shares – RSUs	40,000	40	—	(40)	—	—	—
Share based compensation on stock options or RSUs	—	—	—	120,411	—	—	120,411
Loss for the period	—	—	—	—	—	(5,974,924)	(5,974,924)
Ending – March 31, 2021	38,093,317	$38,093	$140,196	$7,676,794	$—	$(8,418,718)	$(563,635)
Issuance of shares – private placement	7,537,313	$7,537	—	9,992,462	—	—	9,999,999
Issuance of shares – warrants and options exercised	4,474,138	4,474	(140,196)	3,807,067	—	—	3,671,345
Share based compensation on stock options or RSUs	—	—	—	164,574	—	—	164,574
GEM warrants write-off	—	—	—	3,475,379	—	—	3,475,379
Loss for the period	—	—	—	—	—	(4,097,544)	(4,097,544)
Ending – June 30, 2021	50,104,768	$50,104	$—	$25,116,276	$—	$(12,516,262)	$12,650,118
Issuance of shares – warrants and options exercised	357,999	$358	—	89,142	—	—	89,500
Share based compensation on stock options or RSUs	—	—	—	280,903	—	—	280,903
Loss for the period	—	—	—	—	—	(5,263,420)	(5,263,420)
Other comprehensive income	—	—	—	—	(164,738)	—	(164,738)
Ending – September 30, 2021	50,462,767	$50,462	$—	$25,486,321	$(164,738)	$(17,779,682)	$7,592,363

Beginning – January 1, 2022	51,237,876	$51,237	$—	$26,456,900	$—	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	20,700	21	—	9,909	—	—	9,930
Warrants issued				2,130,642	—		2,130,642
Share based compensation on stock options or RSUs	—	—	—	382,612	—	—	382,612
Loss for the period	—	—	—	—	—	(4,779,502)	(4,779,502)
Ending – March 31, 2022	51,258,576	$51,258	$—	$28,980,063	$—	$(27,041,809)	$1,989,512
Issuance of shares – warrants and options exercised	1,305,362	1,306	—	633,006	—	—	634,312
Share based compensation on stock options or RSUs	—	—	—	343,007	—	—	343,007
Loss for the period	—	—	—	—	—	(6,765,657)	(6,765,657)
Ending – June 30, 2022	52,563,938	$52,564	$—	$29,956,076	$—	$(33,807,466)	$(3,798,826)
Issuance of shares – warrants and options exercised	10,000	10	—	—	—	—	10
Share based compensation on stock options or RSUs	—	—	—	69,715	—	—	69,715
Income for the period	—	—	—	—	—	163,631	163,631
Ending – September 30, 2022	52,573,938	$52,574	$—	$30,025,791	$—	$(33,643,835)	$(3,565,470)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(11,381,523)	$(15,513,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296,830	15,484
Bad debt expense	94,893	—
Loss on warrant revaluation	—	2,650,772
Amortization of debt issue costs	389,301	—
Amortization of operating lease right of use assets	3,381,624	817,900
Share-based payments	795,334	565,888
Foreign exchange (gain) loss	3,753	(73,037)
Changes in assets and liabilities
Accounts receivable	(803,231)	(55,706)
Prepaid expenses and other current assets	(1,321,588)	(377,087)
Accounts payable	3,095,518	2,409,236
Accrued liabilities and other liabilities	6,248,347	1,324,177
Operating lease obligations	(2,559,147)	(389,985)
Net cash used in operating activities - continuing operations	(1,759,889)	(8,625,952)
Net cash provided by operating activities - discontinuing operations	—	177,706
Net cash used in operating activities	(1,759,889)	(8,448,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,124,712)	(506,016)
Deferred costs and other assets	(3,350,867)	(1,394,700)
Net cash used in investing activities	(4,475,579)	(1,900,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	(197,558)	(196,792)
Principal repayments on finance leases	(321,140)	—
Deferred finance fee	—	226,006
Other liabilities	—	31,221
Proceeds on issuance of shares	644,251	18,878,080
Common stock subscribed	—	(218,238)
Notes payable	5,925,529	—
Net cash provided by financing activities – continuing operations	6,051,082	18,720,277
Net cash provided by financing activities – discontinued operations	—	(31,416)
Net cash provided by financing activities	6,051,082	18,688,861

Net increase (decrease) in cash	(184,386)	8,339,899

Cash, cash equivalents and restricted cash - beginning of the period	7,994,001	548,690
Cash, cash equivalents and restricted cash - end of the period	$7,809,615	$8,888,589

Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$5,390,848	—
Equipment acquired through finance leases	2,815,432	—
Warrants issued for debt (debt discount)	2,130,642	—
Cash paid for
Interest	$285,684	$27,306
Taxes	-	-

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2022, the Company had a working capital deficit of $15,536,069 and a retained deficit of $33,643,835. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

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

As of December 31, 2021, the Company elected to write down GlobalX’s investment in the joint venture to zero. Going forward GlobalX has elected to self-perform all ground handling activities at Miami International Airport. As of September 30, 2022 and December 31, 2021, there was $28,681 and $197,558, respectively due to GlobalX Ground.

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. During the three and nine months ended September 30, 2022 Jetlines did not generate revenue.

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

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

On July 12, 2021, the Company completed a share capital reorganization creating a new class of shares, Class B Non-Voting Common Stock. As of September 30, 2022 and 2021, the Company had 31,660,576 and 24,978,768 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 15,376,049 and 19,946,686 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three months ended September 30, 2022 and 2021:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2021	7,507,005	0.49
Issued	8,414,517	0.99
Exercised	(1,050,740)	0.49
Expired	-
Outstanding March 31, 2021	14,870,782	0.76
Issued	7,726,482	1.47
Exercised	(4,424,138)	0.49
Expired	-
Outstanding June 30, 2021	18,173,126	1.03
Issued	-	-
Exercised	-	-
Expired	-
Outstanding September 30, 2021	18,173,126	1.03

Outstanding, January 1, 2022	17,631,350	1.05
Issued	4,838,707	1.24
Exercised	(20,700)	0.49
Expired	-
Outstanding, March 31, 2022	22,449,357	1.09
Issued	-	-
Exercised	(1,078,470)	0.48
Expired	(40,261)	0.48
Outstanding, June 30, 2022	21,330,626	1.32
Issued	-	-
Exercised	-	-
Expired	(1,685,375)	0.48
Outstanding, September 30, 2022	19,645,251	1.27

As of September 30, 2021, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
3,338,806	USD$0.48	0.93	September 3, 2022
4,910,614	USD$1.00	1.57	April 26, 2023
203,840	USD$0.62	1.57	April 26, 2023
2,182,553	USD$0.39	1.59	May 04, 2023
7,537,313	USD$1.50	4.58	April 29, 2026
18,173,126

As of September 30, 2022, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
203,840	USD$0.62	0.57	April 26, 2023
4,882,838	USD$1.00	0.57	April 26, 2023
2,182,553	USD$0.39	0.59	May 4, 2023
4,838,707	USD$1.24	1.49	March 28, 2024
7,537,313	USD$1.50	3.58	April 29, 2026
19,645,251

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

The following is a summary of stock option activities for the three months ended September 30, 2022 and 2021:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding, January 1, 2021	1,387,000	$0.25	$0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding March 31, 2021	1,387,000	0.25	0.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding June 30, 2021	1,387,000	0.25	0.21
Granted	—	—	—
Exercised	(407,999)	0.25	0.16
Forfeited	(25,000)	0.25	0.16
Outstanding September 30, 2021	954,001	0.25	0.49

Outstanding January 1, 2022	920,668	0.25	0.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,667)	0.25	0.57
Outstanding, March 31, 2022	904,001	0.25	0.48
Granted	—	—	—
Exercised	(33,333)	0.25	0.57
Forfeited	—	—	—
Outstanding, June 30, 2022	870,668	0.25	0.48
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, September 30, 2022	870,668	0.25	0.48

As of September 30, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	0.47	0.75	June 29, 2023
670,668	670,668	0.25	2.73	June 23, 2025
50,000	33,333	0.62	2.98	September 23, 2025
870,668	854,001

As of September 30, 2021, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	75,000	0.47	1.75	June 29, 2023
754,001	412,328	0.25	3.73	June 23, 2025
50,000	16,666	0.62	3.98	September 23, 2025
954,001	503,994

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

There were no stock options granted during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

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

The following is a summary of RSU activities for the three and nine months ended September 30, 2022 and 2021:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2021	685,000	0.67
Granted	352,500	1.48
Issuance of common stock	(40,000)	0.69
Forfeited	(10,000)	1.48
Outstanding March 31, 2021	987,500	0.67
Granted	790,000	1.99
Issuance of common stock	—	—
Forfeited	—	—
Outstanding June 30, 2021	1,777,500	1.41
Granted	—	—
Issuance of common stock	—	—
Forfeited	(100,000)	0.79
Outstanding September 30, 2021	1,677,500	1.45

Outstanding, January 1, 2022	2,067,500	$1.16
Granted	620,000	1.37
Issuance of common stock	—	—
Forfeited	(400,000)	1.48
Outstanding March 31, 2022	2,287,500	1.02
Granted	—	—
Issuance of common stock	—	—
Forfeited	(115,000)	1.79
Outstanding June 30, 2022	2,172,500	1.47
Granted	1,570,000	0.63
Issuance of common stock	(10,000)	0.69
Forfeited	(310,000)	0.75
Outstanding September 30, 2022	3,422,500	1.16

During the three and nine months ended September 30, 2022, the Company recognized share-based payments expense with respect to stock options and RSUs of $69,724 and $795,334, respectively. During the three and nine months ended September 30,2021, the Company recognized share-based payments expense with respect to stock options and RSUs of $280,903 and $565,888, respectively.

The remaining compensation that has not been recognized as of September 30, 2022 with regards to RSUs and the weighted average period they will be recognized are $1,615,975 and 1.71 years. As of September 30, 2022, all compensation expense with respect to stock options has been recognized.

8.
INCOME TAXES

The Company’s expected effective tax rate for the three months ended September 30, 2022, and 2021 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

9.
COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements and financing arrangements.

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

During the three months ended on September 30, 2022, the Company entered into various finance lease agreements for 18 equipment in use by the Company's technical operations. Payments under these finance lease agreements are fixed for terms of 5 and 7 years.

Some of our finance leases include optional renewal periods. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised, as the initial lease term of the related lease is for all or most of the useful life of the equipment and thus renewal periods are not included in the lease term, nor any related payments are reflected in the finance lease assets and finance lease liabilities.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2022. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2022	$145,654	$2,100,000
2023	582,617	8,376,250
2024	582,617	6,712,500
2025	582,617	6,670,000
2026	582,617	5,632,100
2027 and thereafer	912,247	3,188,164
Total minimum lease payments	3,388,369	32,679,014
Less amount representing interest	922,515	6,411,474
Present value of minimum lease payments	2,465,854	26,267,540
Less current portion	317,423	6,165,322
Long-term portion	2,148,431	20,102,218

The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of leased assets	$45,931	$-	$45,931	$-
Interest of lease liabilities	30,405	—	30,405	—
Operating lease cost
Operating lease cost (1)	2,181,983	310,620	5,396,050	876,482
Total lease cost	2,258,319	310,620	5,472,386	876,482

(1) Expenses are classified within Aircraft Rent on the Company's condensed consolidated statements of operations.

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term
Operating leases	4.4 years	4.06 years
Finance leases	5.97 years	—
Weighted-average discount rate
Operating leases	10.65%	10.21%
Finance leases	11.67%	—

The table below presents cash and non-cash activities associated with our leases:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,559,147	$-
Financing cash flows from finance leases	321,140	—

On August 22, 2022, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircrafts. The Company financed $187,196 of the total premium amount of $219,713 at a rate of 5.05% interest. The down payment of $33,169 and the first monthly installment was paid at time of signing.

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

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 31, 2022	Nine Months Ended September 31, 2021
Numerator:
Net loss	$(11,381,523)	$(15,335,888)
Denominator:
Weighted average common shares outstanding - Basic	51,776,833	43,572,925
Dilutive effect of stock options, RSUs and warrants	—	—

Weighted average common shares outstanding - Diluted	51,776,833	43,572,925

Basic loss per share	$(0.22)	$(0.35)
Diluted loss per share	$(0.22)	$(0.35)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Numerator:
Net income (loss)	$163,631	$(5,263,420)
Denominator:
Weighted average common shares outstanding - Basic	52,569,481	50,431,295
Dilutive effect of stock options, RSUs and warrants	23,938,419	—

Weighted average common shares outstanding - Diluted	76,507,900	50,431,295

Basic loss per share	$0.00	$(0.10)
Diluted loss per share	$0.00	$(0.10)

There were 19,645,521 warrants, 870,668 options, and 3,422,500 RSUs outstanding at September 30, 2022 and 18,173,126 warrants, 954,001 options and 1,677,500 RSUs outstanding at September 30, 2021 that were excluded from the calculation of diluted EPS. The

Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021, as inclusion would have an anti-dilutive effect.

11.
RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of September 30, 2022, amounts due to related parties include the following:

a.
GlobalX Ground was owed $28,681 in relation to ground services provided at Miami-Dade Airport.

Other Related Party Transactions and Balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer is a Board Member of Global. During the year ending December 31, 2020, Global made advanced payments totaling $500,000 to Smartlynx. $350,000 of those payments related to two security deposits. One is a $250,000 security deposit for one passenger aircraft to deliver 200 hours of ACMI services per month and the second is a $100,000 security deposit for a long long-term lease of an A321F aircraft. Total deposits and prepaid expense related to Smartlynx totaled $500,000 as of September 30, 2022 and December 31, 2021, are included in other assets on the consolidated balance sheets.

12. SUBSEQUENT EVENTS

None

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

Business Developments

Our results for the nine months ended September 30, 2022, were impacted by the following:

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

Three months and nine months ended September 30, 2022 and 2021

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Fleet & Block Hours

	Three Months Ended September 30,
Operating Fleet	2022	2021	Inc/(Dec)
A320	6	1	5
A321	1	1	—
Total Operating Average Aircraft Equivalents	7	2	5
Total Block Hours	2,395	380	2,015

	Nine Months Ended September 30,
Operating Fleet	2022	2021	Inc/(Dec)
A320	6	1	5
A321	1	1	—
Total Operating Average Aircraft Equivalents	7	2	5
Total Block Hours	6,254	380	5,874

Block Hours for the three months ended September 30, 2022 increased by 2,015 compared with the same period in 2021, as a direct result of the increase of operating fleet from two to seven aircrafts.

Block Hours for the nine months ended September 30, 2022 increased by 5,874 compared with the same period in 2021, as a direct result of the increase of operating fleet from two aircrafts for two months in 2021 to seven aircrafts in September 2022.

Operating Revenue

The following table compares our Operating Revenue (in dollars):

	Three Months Ended September 30,
	2022	2021	Inc/(Dec)	% Change
Operating Revenue	$30,790,240	$3,123,946	$27,666,294	885.6%

	Nine Months Ended September 30,
	2022	2021	Inc/(Dec)	% Change
Operating Revenue	$64,612,231	$3,123,946	$61,488,285	1968.3%

Operating revenue for the three months ended September 30, 2022 increased by $27.7 million compared with the same period in 2021, as a direct result of the increase of operating fleet from two to seven aircrafts.

Operating revenue for the nine months ended September 30, 2022 increased by $61.5 million compared with the same period in 2021, as a direct result of the increase of operating fleet from two aircrafts for two months in 2021 to seven aircrafts in September 2022.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Three Months Ended September 30,
Operating Expenses	2022	2021	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	7,712,688	2,558,017	$5,154,671	201.5%
Aircraft Fuel	7,764,761	834,313	6,930,448	830.7%
Maintenance, materials and repairs	1,218,221	232,400	985,821	424.2%
Depreciation and amortization	193,620	7,100	186,520	2627.0%
Contracted ground and aviation services	4,631,741	623,637	4,008,104	642.7%
Travel	1,078,854	327,997	750,857	228.9%
Insurance	947,342	481,678	465,664	96.7%
Aircraft Rent	3,957,508	1,083,260	2,874,248	265.3%
Other	2,489,530	2,232,978	256,552	11.5%
Total Operating Expenses	$29,994,265	$8,381,380	$21,612,885	257.9%

	Nine Months Ended September 30,
Operating Expenses	2022	2021	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	20,829,632	5,048,218	$15,781,414	312.6%
Aircraft Fuel	15,402,450	998,331	14,404,119	1442.8%
Maintenance, materials and repairs	3,373,396	454,635	2,918,761	642.0%
Depreciation and amortization	296,830	15,484	281,346	1817.0%
Contracted ground and aviation services	10,674,340	806,033	9,868,307	1224.3%
Travel	3,204,172	391,320	2,812,852	718.8%
Insurance	2,713,791	1,424,400	1,289,391	90.5%
Aircraft Rent	11,151,412	1,914,041	9,237,371	482.6%
Other	7,464,756	5,000,740	2,464,016	49.3%
Total Operating Expenses	$75,110,779	$16,053,202	$59,057,577	367.9%

Total operating expenses for the three months ended September 30, 2022 increased by $21.7 million, or 260.9% compared with the same period in 2021, as a direct result of the increase of operating fleet from two to seven aircrafts and resources required to operate those aircrafts. The increase in salaries, wages and benefits is primarily due to the hiring and training of pilots and other airline personnel. The increase in aircraft fuel and rent was primarily driven by the addition of aircrafts to our existing fleet as well as increased block hours.

Total operating expenses for the nine months ended September 30, 2022 increased by $59.3 million, or 375.7% compared with the same period in 2021, as a direct result of the increase of operating fleet from two to seven aircrafts and resources required to operate those aircrafts. The increase in salaries, wages and benefits is primarily due to the hiring and training of pilots and other airline personnel. The increase in aircraft fuel and rent was primarily driven by the addition of aircrafts to our existing fleet as well as increased block hours. The increase in maintenance, materials and repairs was driven by the increase in the number of aircrafts operated during the period. Depreciation and amortization also increased significantly as a result of the increase assets acquired to support our FAA certification and increase in number of aircrafts operated.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	Three Months Ended September 30
Non-Operating Expenses (Income)	2022	2021	Inc/(Dec)	% Change
Interest Expense	$632,344	$(56,065)	$688,409	$(12)

	Nine Months Ended September 30
Non-Operating Expenses (Income)	2022	2021	Inc/(Dec)	% Change
Loss on Warrant Valuation	—	2,650,772	$(2,650,772)	(100.0)%
Unrealized Loss (Gain) on Financial Instruments	(15)	(73,037)	73,022	(100.0)%
Interest Expense	882,990	27,081	855,909	3160.6%
Total Non-Operating Expenses (Income)	$882,975	$2,584,338	$(1,701,363)	(65.8)%

Non-operating expense (income) for the three months ended September 30, 2022 increased by $688.3 thousand, or 1,230% compared with the same period in 2021, primarily driven by interest expense on the debentures in connection with the Financing project on March 17, 2022.

Non-operating expenses (income) for the nine months ended December 31, 2022 decreased by $1.8 million, or 67% compared with the same period in 2021, primarily driven by reclassification of warrants during 2021 from a liability to equity as well as an increase in net interest expense due to the debentures issued in 2022. Our expected effective income tax rate was a benefit rate of 0%.

Liquidity and Capital Resources

The most significant liquidity events for the nine months ended September 30, 2022 and 2021 were as follows:

Operating Activities. For the nine months ended September 30, 2022, net cash used by operating activities decreased by $ 6.3 million to $2 million, which primarily reflected Net loss of $11.4 million, increase in accounts receivable of 803.2 thousand, increase in prepaid and other assets of $1.3 million, decrease in operating lease obligations of $2.3 million, partially offset by an increase in accounts payable of $3.1 million, an increase in accrued liabilities and other liabilities of $5.9 million. The Net Loss was also offset by noncash adjustments of $296.8 thousand for depreciation expense, $795.3 thousand for share-based payments, $3.4 million for amortization of right-of-use assets and $389.3 thousand for amortization of debt issuance costs. For the nine months ended September 30, 2021, Net cash used for operating activities was $8.4 million, which primarily reflected the lack of an airline operating certificate and revenue as well as treatment of warrants as a liability.

Investing Activities. For the nine months ended September 30, 2022, net cash used for investing activities increased by $2.5 million, to $4.5 million, consisting primarily of $3.3 million related to Deferred costs and other assets, mainly due to new deposits to aircrafts and $1.1 million related to purchases of property and equipment. For the nine months ended September 30, 2021, Net cash used for investing activities was $1.9 million, consisting primarily of $506 thousand related to Deferred costs and other assets and $1.4 million related to purchases of property and equipment.

Financing Activities. For the nine months ended September 30, 2022, net cash provided by financing activities decreased by $12 million to $6.3 million, which primarily reflected decrease in proceeds on issuance of shares of $18.6 million partially offset by increase of $5.9 million related to notes payable in 2022. For 2021, Net cash provided by financing activities was $18.7 million, which primarily reflected $18.8 million in proceeds from issuances of shares units, partially offset by $218.2 thousand for common stock subscribed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on our Current Reports on Form 8-K, we had no unregistered sales of equity securities during the period from January 1 2022 to September 30, 2022

ITEM 3 Defaults Upon Senior Securities

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

SIGNATURE	TITLE	DATE

/s/ Edward Wegel	CEO	October 31, 2022
Edward Wegel

/s/ Ryan Goepel	CFO	October 31, 2022
Ryan Goepel

/s/ Alan Bird	Director	October 31, 2022
Alan Bird

/s/ T. Allan McArtor	Director	October 31, 2022
T. Allan McArtor

/s/ David G. Ross	Director	October 31, 2022
David G. Ross

/s/ Deborah Robinson	Director	October 31, 2022
Deborah Robinson

/s/ Cordia Harrington	Director	October 31, 2022
Cordia Harrington