Form 10-K
period 2022-12-31
Global Crossing Airlines Group Inc.
filed 2023-03-10
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56409

Global Crossing Airlines Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2226137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4200 NW 36th Street, Building 5A Miami International Airport Miami, Florida	33166
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (786) 751-8503

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $17,200,642 .

The total number of the registrant’s shares outstanding as of March 1, 2023 was 54,062,134 shares., consisting of 34,821,892 shares of Common Stock, 5,537,313 shares of Class A Non-Voting Common Stock, and 13,702,929 shares of Class B Non-Voting Common Stock.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on Management's beliefs and assumptions and on information currently available to Management. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may,” “should,” “expect,” “project,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “budget,” “forecast,” “predict,” “potential,” “continue,” “should,” “could,” “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control. Such factors include, but are not limited to, general economic conditions; competition within our industry; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers' needs; price increases; limits to employee capabilities; delays, reductions, or cancellations of our contracts with customers, suppliers or other parties; sufficiency of working capital, capital resources and liquidity; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the "SEC" or "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item "1A. Risk Factors", included elsewhere in this report.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission. All currency amounts are in US dollars unless otherwise indicated.

NOTE REGARDING COMPANY REFERENCES

References to the “Company”, “we”, “us” or “our” mean Global Crossing Airlines Group Inc., a Delaware corporation, together with its subsidiaries. References to “GlobalX” mean Global Crossing Airlines Group Inc.

PART I

ITEM 1. BUSINESS

Overview

Global Crossing Airlines Group Inc. (“GlobalX” or the “Company”) operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft (“A320”). GlobalX’s business model is to (1) provide services on an Aircraft, Crew, Maintenance and Insurance (“ACMI”) using wet lease contracts to airlines and non-airlines, and (2) on a Full Service (“Charter”) basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America. GlobalX began operating the Airbus A321 freighter (“A321F”) during the first quarter of 2023 after completing all FAA certification requirements with the A321F.

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

Operations

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX will remain competitive by providing services on an Aircraft, Crew, Maintenance and Insurance basis (“ACMI”) along all in charter contracts to airlines operating within the United States and throughout North and South America, develop aircraft interchanges with leading European charter/tour operators, and ad-hoc and track charters for non-airline customers.

GlobalX has completed the FAA regulatory certification process and received DOT approval. We are led by an operating team with a combined 190 years of Airline experience.

GlobalX’s passenger aircraft fleet is built on the Airbus A320-200 fleet family. GlobalX started operations with one leased A320 in 2021 and it has a fleet of eight aircraft as of December 31, 2022 with plans to increase to 22 within the next 12 months.

GlobalX’s cargo aircraft fleet is based on the Airbus A321 aircraft type. GlobalX started operations with one lease A321F aircraft in January 2023 and plans to increase to six A321F aircraft by the fourth quarter of 2023.

Location of Operations Bases

GlobalX will initially operate from one primary geographic base:

•
Miami International Airport (“MIA”) – GlobalX’s main base of operations is MIA, and, pursuant to its Airline Use Agreement with MIA (for which it has placed deposits of $495,000), GlobalX (1) operates charter flights out of Concourse E, and rents office space and operates its ticket counters, and (2) maintains a maintenance office for its maintenance staff and for storage of all aircraft records, as well as spare parts and consumables storage, with loading dock capabilities. While we do have an Airline Use Agreement in place with MIA, it does not guarantee availability of boarding gates or landing slots at that airport.

GlobalX also maintains two additional crew bases at the following locations:

•
San Antonio International Airport ("SAT") in San Antonio, Texas
•
Harry Reid International Airport ("LAS") in Las Vegas, Nevada

Employees

GlobalX had approximately 400 and 200 full time employees as of December 31, 2022 and 2021, respectively.

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

Impact of the COVID-19 Pandemic on Our Operations

The COVID-19 pandemic (the “Pandemic”) has created an unprecedented opportunity for GlobalX. When looking to launch an airline there are three primary barriers to entry; certification, access to airplanes and access to crew. The Pandemic has caused immense harm to the existing airline business, tens of thousands of people have been laid off and thousands of planes have been moved to long term storage. This has created an opportunity for GlobalX to hire highly experienced and qualified staff in addition to acquiring planes at rates more than half of those required before the Pandemic. Combine these two elements and it is our belief that GlobalX is positioned to secure a substantial cost advantage over existing competition in the near term.

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

Corporate Information

Our principal executive offices are located at Building 5A, Miami International Airport, Miami, Florida 33166 and our telephone number is (786) 751-8500.

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

To operate in accordance with its business plan, GlobalX will need to acquire or lease additional aircraft. At present, GlobalX has not acquired any aircraft. However, GlobalX has entered into lease agreements and taken delivery, as lessee, eight Airbus A320 family of Aircraft. While GlobalX does not anticipate any difficulties in entering into satisfactory leasing arrangements for additional aircraft, there is no guarantee that we will be able to enter into leases for additional aircraft on terms satisfactory to it, or at all.

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

There can be no assurance that we will be able to enter into fuel hedge contracts now or in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparts will be able to perform under our hedge contracts, such as in the case of a counterpart's insolvency. Furthermore, our ability to react to the cost of fuel absent hedging, is limited since we set the price of charters in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.

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

Negative economic conditions or a recurrence of such conditions would negatively impact our business, results of operations and financial condition. Our business and the airline industry in general are affected by many changing economic conditions beyond our control, including, among others:

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

Our common stock currently trades on the OTCQB and NEO and our Class B Non-Voting Common Stock trades on the NEO, each with very limited daily trading volume. The market price of our common stock and our Class B Non-Voting Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
changes in market valuations of our competitors; and
•
the expiration of the lock-up periods on shares of our common stock that were outstanding.

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

We will require additional capital in the future and we may seek additional capital through a combination of public and private equity offerings, debt financing, working capital lines of credit and potential licenses and collaboration agreements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The occurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire additional aircraft and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future.

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

Insiders will continue to have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates will beneficially own shares representing approximately 31% of our outstanding common stock and the total voting power of our capital stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock and our Class B Non-Voting Common Stock.

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

We will continue to remain an emerging growth company until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time- consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX, we are required to furnish a report by our management on our internal control over financial reporting on Form 10-K with the SEC. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

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

Class B Non-Voting Common Stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of the common stock. Unlike holders of voting shares, holders of nonvoting shares cannot vote on: (1) the election or removal of directors; (2) the approval of extraordinary transactions, such as mergers, (3) significant asset sales, or dissolution, (4) amendments to the certificate of incorporation, which is the legal document setting forth the terms of each class of stock, except that holders of nonvoting shares are entitled to vote on amendments that would (a) unless otherwise provided in the certificate of incorporation, increase or decrease the aggregate number of authorized shares, (b) increase or decrease the par value of the shares, or (c) adversely alter or change the powers, preferences, or special rights of the shares; and (5) other corporate governance matters, including say-on-pay votes and bylaw amendments put to a stockholder vote.

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

The Company claims that the GEM Parties breached the SSA by, among other things, selling the Company’s common shares when prohibited from doing so pursuant to the SSA, as part of a stock manipulation scheme, and that such breach excuses the Company from paying the Fee. The Company is opposing the relief GEM seeks and cross-moving to stay the GEM Litigation on several bases including that (i) the parties agreed to arbitrate any dispute, (ii) GEM’s suit is procedurally improper, and (iii) the GEM Parties’ breach of the SSA excuses the Company from paying the Fee. The Company’s opposition papers were filed on November 19, 2021, at which point GEM had an opportunity to file reply papers. On January 18, 2023 the Court granted summary judgment in favor of GEM. GEM subsequently filed a motion seeking $2,000,000 CAD, plus interest totaling $218,493.87, with an additional $506.02 accruing each day after January 30, 2023 until entry of judgment. GEM also seeks $112,584.50 in attorneys fees and $4,884.86 in costs. GlobalX has contested these costs and awaits final judgment to be filed. GlobalX is evaluating its options which do include filing an appeal.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the OTCQB Marketplace (“OTCQB”) under the symbol “JETMF” and on the NEO Exchange (“NEO”) under the symbol “JET.” Our shares of Class B Non-Voting Common Stock are traded on the NEO Exchange (“NEO”) under the symbol “JET.B”

The Company has not paid any cash dividends.

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

Business Overview

Global Crossing Airlines Group Inc. operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX’s business model is to (1) provide services on an Aircraft, Crew, Maintenance and Insurance using wet lease contracts to airlines and non-airlines, and (2) on a Full Service basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America. GlobalX began operating the Airbus A321 freighter during the first quarter of 2023 after completing all FAA certification requirements with the A321F.

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

Cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX added A321F (passenger to freighter) aircraft to its operating certificate and into the fleet during Q1 2023, and cargo is an integral part of the GlobalX business. GlobalX operates its A321Fs under ACMI charter operations with major package operators and major freight and logistics companies. Under these arrangements, customarily, these operators will take the commercial risk associated with the selling of the cargo and provide all ground handling and cargo-specific operations, with GlobalX assuming the operational risk of providing a functional aircraft, trained crew, in a safe and on time manner as the ACMI operator.

Location of Operations Bases

GlobalX will initially operate from one primary geographic base:

•
Miami International Airport (“MIA”) – GlobalX’s main base of operations is MIA, and, pursuant to its Airline Use Agreement with MIA (for which it has placed deposits of $495,000), GlobalX (1) operates charter flights out of Concourse E, and rents office space and operates its ticket counters, and (2) maintains a maintenance office for its maintenance staff and for storage of all aircraft records, as well as spare parts and consumables storage, with loading dock capabilities. While we do have an Airline Use Agreement in place with MIA, it does not guarantee availability of boarding gates or landing slots at that airport.

GlobalX also maintains two additional crew bases at the following locations:

•
San Antonio International Airport ("SAT") in San Antonio, Texas
•
Harry Reid International Airport ("LAS") in Las Vegas, Nevada

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

GlobalX Charter Service

GlobalX is a charter provider that currently focuses exclusively on providing customized, non-scheduled passenger air transport services with narrow-body Airbus A320 and A321 aircraft. Our primary line of business and focus is commercial charter services from MIA to destinations throughout North and South America and the Caribbean, with established scheduled airlines that need additional air lift to supplement their own, and established tour and travel operators that sell tour packages in and between these markets.

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

Operate passenger charter flights with A320/A321 all passenger aircraft

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

Operate cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX added A321F (passenger to freighter) aircraft to its operating certificate and into the fleet during Q1 2023. Cargo is an important revenue stream for airlines and it is an integral part of the GlobalX operation.

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

Business Developments

Our results for 2021 and 2022 were impacted by the following:

•
On December 31, 2020 we accepted delivery of our first A320 passenger aircraft
•
On April 13, 2021 we accepted delivery of our first A321 passenger aircraft
•
On August 7, 2021 we received our Airline Operating Certificate from the United States Federal Aviation Authority and we began our revenue operations immediately thereafter
•
On September 3, 2021 we accepted delivery of our second A320 passenger aircraft
•
In October 2021, we initiated scheduled flights between Miami and Santo Domingo, Dominican Republic on behalf of White Wings
•
In November 2021, we initiated scheduled flights between Miami and Havana, Cuba, on behalf of Havana Air

•
On December 3, 9, and 17, 2021 we accepted delivery of our third, fourth, and fifth A320 passenger aircraft, respectively
•
In December 2021, we began flying in support of the NCAA’s fall football season
•
On March 28, 2022, we announced closing of US$6.0 million financing
•
On June 16, 2022, we took delivery of seventh A320 family passenger aircraft
•
On June 27, 2022, we announced European summer wet lease program with TUI fly Netherlands
•
On June 29, 2022, Global Crossing Airlines and Havana Air announced expanded Cuba service to Camaguey and Santiago de Cuba
•
On November 21, 2022, we received authorization to increase fleet to 11 aircraft from US DOT
•
On December 10, 2022, we took delivery of eighth A320 family passenger aircraft

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Years ended December 31, 2022 and 2021

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Fleet & Block Hours

Operating Fleet	2022	2021	Inc/(Dec)	Inc/(Dec)
A320	6	1	5	600%
A321	1	0	1	150%
Total Operating Average Aircraft Equivalents	7	1	6	450%
Total Block Hours	8,666	1,679	6,987	416%

Operating Revenue

The following table compares our Operating Revenue (in dollars):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue	$97,110,205	$14,292,472	$82,817,733	579.5%

Operating revenue increased $82.8 million or 579.5% due to a full year of revenue operations in 2022. Block Hours increased 6,987, or 416%, also as a direct result of delivery of aircraft during 2022 and of full year of revenue in 2022.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

Operating Expenses	2022	2021	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$30,629,414	$9,784,450	$20,844,964	213.0%
Aircraft Fuel	23,035,395	3,142,720	19,892,675	633.0%
Maintenance, materials and repairs	4,377,378	832,609	3,544,769	425.7%
Depreciation and amortization	609,489	34,289	575,200	1677.5%
Contracted ground and aviation services	15,607,926	3,336,782	12,271,144	367.8%
Travel	5,024,758	961,258	4,063,500	422.7%
Insurance	3,580,377	1,713,756	1,866,621	108.9%
Aircraft Rent	15,614,081	4,149,871	11,464,210	276.3%
Other	9,867,929	7,497,021	2,370,908	31.6%
Total Operating Expenses	108,346,747	31,452,756	76,893,991	244.5%

Salaries, wages and benefits increased $20.8 million, or 213%, primarily driven by a full year of revenue service in 2022.

Aircraft fuel increased $19.9 million, or 633%, driven by full year of revenue service in 2022. The majority of this cost is included in our revenue.

Maintenance, materials and repairs increased by $3.5 million, or 426%, driven by full year of revenue service in 2022.

Depreciation and amortization increased by $575 thousand, or 1,677%, driven by assets acquired to support our FAA certification and of full year of revenue service in 2022.

Contracted ground and aviation services increased by $12.3 million, or 368%, driven by full year of revenue service in 2022.

Travel increased $4.1 million, or 423%, driven by full year of revenue service in 2022 and by efforts required to gain our FAA certification.

Insurance increased $1.9 million, or 109%, driven by the delivery of aircraft during 2022 and full year of revenue service in 2022.

Aircraft rent increased $11.5 million, or 276%, driven by the delivery of aircraft during 2022 and full year of revenue service in 2022.

Other increased by $2.4 million, or 32%, driven by full year of revenue service in 2022, the delivery of aircraft during 2022, and FAA certification.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) :

Non-Operating Expenses (Income)	2022	2021	Inc/(Dec)	% Change
Loss (Gain) on Warrant Valuation	$-	$2,650,772	$(2,650,772)	(100.0)%
Unrealized Loss (Gain) on Financial Instruments	(96,415)	154,120	(250,535)	(162.6)%
Equity method investment activity	-	-	-	N/A
Other non-operating	3,058,938	-	3,058,938	N/A
Interest Expense	1,621,932	31,043	1,590,889	5124.8%
Total Non-Operating Expenses (Income)	$4,584,455	$2,835,935	$4,399,292	155.1%

Loss (Gain) on Warrant Valuation decreased $2.6 million driven by the reclassification of warrants during 2021 from a liability to equity.

Unrealized Loss (Gain) on Financial Instruments decreased $250 thousand driven by foreign exchange impacts.

Other non-operating expenses increased by $ 3 million due to the write off the deferred costs incurred in connection with GEM line of credit, as discussed in note 9 of the consolidated financial statements.

Interest expense, net increased $1.6 million driven mainly by the interest in the debentures issued in 2022.

Discontinued Operations	2022	2021	Inc/(Dec)	% Change
Income from Discontinued Operations	$—	$177,706	$(177,706)	(100.0)%

Income From Discontinued Operations decreased by $178 thousand dollars as a result of the spin-off of Canada Jetlines.

Income Tax Expense	2022	2021	Inc/(Dec)	% Change
Income tax expense	$—	$—	$—	0%

Income taxes. Our effective income tax rates were 0% for 2022 and 2021.

Liquidity and Capital Resources

The most significant liquidity events during 2022 were as follows:

Operating Activities. For 2022, Net cash used in operating activities decreased from $10.8 million to $6.9 million, consisting primarily of $15.8 million of Net Loss, $1.9 million of increase in Accounts receivable, $1.3 million of increase in Prepaid expenses and other current assets, and $3.5 million of increase in Operating lease obligations. These were partially offset by noncash adjustments of $6.0 million for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.4 million for Share-based payments, $9.3 million of Accounts payable and Accrued and other liabilities, and $219.8 thousand of Bad debt expense. For 2021, Net cash used for operating activities was $10.8 million, consisting primarily of $20.0 million of Net Loss, non-cash adjustments of $2.7 million related to Loss on warrant revaluation, $1.1 million of Amortization of operating lease right of use assets, $1.2 million of Share-based payments, and $8.0 million in Accounts payable and Accrued and other liabilities.

Investing Activities. For 2022, Net cash used for investing activities increased from $652.7 thousand to $1.9 million, consisting of $1.9 million of Purchases of property and equipment. For 2021, Net cash used for investing activities was $652.7 thousand, consisting of $652.7 thousand of Purchases of property and equipment.

Financing Activities. For 2022, net cash provided by financing activities decreased from $18.9 million to $6.2 million, consisting primarily of $5.9 million of Note Payable, and $802.3 thousand in Proceeds from issuance of units, partially offset by $501.2 thousand in Principal payments of finance leases. For 2021, net cash provided by financing activities was $18.9 million, which primarily reflected $19.0 million in Proceeds from issuance of units.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Crossing Airlines Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Crossing Airlines Group Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and retained deficit as of December 31, 2022. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 9, 2023

We have served as the Company’s auditor since 2020.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022		December 31, 2021
Current Assets
Cash and cash equivalents	$1,875,673		$5,241,716
Restricted cash	3,585,261		2,752,285
Accounts receivable, net of allowance	2,664,174		745,646
Prepaid expenses and other current assets	2,193,449		931,266
Current assets held for sale	1,405,741		-
Total Current Assets	11,724,298		9,670,913
Property and equipment, net	2,441,288		618,883
Finance leases, net	2,710,899		-
Operating lease right-of-use assets	27,952,609		22,668,308
Deposits and other assets	6,334,878		6,115,562
Total Assets	$51,163,973		$39,073,666

Current liabilities
Accounts payable	$4,997,080		$2,058,864
Accrued liabilities	9,458,629		4,219,491
Deferred revenue	3,200,664		1,995,090
Customer deposits	1,617,337		1,264,502
Due from related parties	-		197,558
Current portion of notes payable	1,810,468		1,573,000
Current portion of operating leases	6,445,915		3,393,497
Current portion of finance leases	335,527		-
Total current liabilities	27,865,621		14,702,002
Other liabilities
Note payable	5,081,294		-
Long-term operating leases	23,189,835		20,042,343
Financial leases and other liabilities	2,282,892		83,491
Total other liabilities	30,554,020		20,125,834
Total Liabilities	$58,419,641	$—	$34,827,836

Commitments and Contingencies
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 53,440,482 and 51,237,876 issued and outstanding as of December 31, 2022 and December 31, 2021	$53,440		$51,237
Additional paid-in capital	30,774,197		26,456,900
Retained deficit	(38,083,304)		(22,262,307)
Total stockholders’ equity (Deficit)	(7,255,667)		4,245,830
Total Liabilities and Equity (Deficit)	$51,163,973		$39,073,666

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Operating Revenue	$97,110,205	$14,292,472
Operating Expenses
Salaries, Wages, & Benefits	30,629,414	9,784,450
Aircraft Fuel	23,035,395	3,142,720
Maintenance, materials and repairs	4,377,378	832,609
Depreciation and amortization	609,489	34,289
Contracted ground and aviation services	15,607,926	3,336,782
Travel	5,024,758	961,258
Insurance	3,580,377	1,713,756
Aircraft Rent	15,614,081	4,149,871
Other	9,867,929	7,497,021
Total Operating Expenses	108,346,747	31,452,756
Operating Loss	(11,236,542)	(17,160,284)
Non-Operating Expenses (Income)
Loss (Gain) on Warrant Valuation	—	2,650,772
Foreign exchange (gain) or loss	(96,415)	154,120
Other non-operating expenses	3,058,938	—
Interest Expense	1,621,932	31,043
Total Non-Operating Expenses	4,584,455	2,835,935
Loss from continuing operations	(15,820,997)	(19,996,219)
Income from Discontinued Operations	—	177,706
Loss before income taxes	(15,820,997)	(19,818,513)
Income tax expense	—	—
Net Loss	(15,820,997)	(19,818,513)
Loss per share:
Basic	$(0.30)	$(0.43)

Diluted	$(0.30)	$(0.43)

Weighted average number of shares outstanding	52,074,647	46,185,089

Fully diluted shares outstanding	52,074,647	46,185,089

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Twelve Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(15,820,997)	$(19,996,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	609,489	34,289
Bad debt expense	219,759	—
Loss on warrant revaluation	—	2,650,772
Gain on sale of spare parts	(191,530)	—
Loss on deferred costs	2,809,031	—
Interest on finance leases	102,561	—
Amortization of debt issue costs	630,290	—
Amortization of operating lease right of use assets	4,797,056	1,154,477
Share-based payments	1,386,533	1,254,413
Foreign exchange (gain) loss	(96,415)	154,120
Changes in assets and liabilities
Accounts receivable	(1,946,757)	(745,646)
Asset held for sale	(340,561)	—
Prepaid expenses and other current assets	(1,262,183)	(486,670)
Deposits and other assets	(3,247,035)	(2,684,307)
Accounts payable	2,938,216	2,072,374
Accrued liabilities and other liabilities	6,353,307	5,929,292
Operating lease obligations	(3,482,839)	(386,945)
Other liabilities	(306,008)	74,086
Net cash used in operating activities - continuing operations	(6,848,083)	(10,975,964)
Net cash provided by operating activities - discontinuing operations	—	177,706
Net cash used in operating activities	(6,848,083)	(10,798,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,911,669)	(652,750)
Net cash used in investing activities	(1,911,669)	(652,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(501,169)	—
Other liabilities	—	(104,437)
Proceeds on issuance of shares	802,325	19,032,172
Proceeds from note payable	5,925,529	—
Net cash provided by financing activities – continuing operations	6,226,685	18,927,735
Net cash provided by financing activities – discontinued operations	—	(31,416)
Net cash provided by financing activities	6,226,685	18,896,319

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,533,067)	7,445,311

Cash, cash equivalents and restricted cash - beginning of the year	7,994,001	548,690
Cash, cash equivalents and restricted cash - end of the year	$5,460,934	$7,994,001

Non-Investing and financing
Right-of-use (ROU) assets acquired through operating leases	10,081,357	—
Equipment acquired through finance leases	(2,840,936)	—
Airframe Parts acquired through financing	1,065,180	—
Warrants issued for debt (debt discount)	2,130,642	—
Cash paid for
Interest	622,439	31,558

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total

Beginning – January 1, 2021	28,938,060	$28,938	$452,269	$2,264,966	$(2,443,794)	$302,379
Issuance of shares – private placement	15,601,830	15,601	(212,073)	14,766,160	—	14,569,688
Issuance of shares – warrants and options exercised	6,457,986	6,458	(240,196)	4,696,222	—	4,462,484
Issuance of shares – RSUs	240,000	240	—	(240)	—	—
Share based compensation on stock options or RSUs	—	—	—	1,254,413	—	1,254,413
GEM warrant reclassification				3,475,379
Loss for the period	—	—	—	—	(19,818,513)	(19,818,513)
Ending – December 31, 2021	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	1,397,402	1,398	—	662,344	—	663,742
Warrants issued	—	—	—	2,130,642	—	2,130,642
Share based compensation on stock options or RSUs	537,954	538	—	1,342,446	—	1,342,984
Employees stock purchase plan	267,250	267	—	181,864	—	182,131
Loss for the period	—	—	—	—	(15,820,997)	(15,820,997)
Ending – December 31, 2022	$53,440,482	$53,440	$—	$30,774,197	$(38,083,304)	$(7,255,667)

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

1.
NATURE OF OPERATIONS AND GOING CONCERN

Global Crossing Airlines Inc. (the “Company” or “Global”) was incorporated under the laws of British Columbia and continued as a Federal corporation pursuant to the Canada Business Corporations Act effective February 28, 2017. During the year ended December 31, 2020, the Company completed a business acquisition pursuant to which it acquired all of the issued and outstanding shares of Global Crossing Airlines, Inc. (“Global USA”), a Delaware corporation. For financial reporting purposes, the Company is considered a continuation of Global USA, the legal subsidiary, except with regard to authorized and issued common stock which is that of the Company, the legal parent. On December 22, 2020, the Company changed its jurisdiction of incorporation from the province of British Columbia, Canada to the State of Delaware. The U.S. Domestication was required for the Company to complete its charter licensing process and will also reflect the Company’s U.S.-business and operations. The Company’s principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets. The Company’s shares trade on the NEO Exchange (the “Exchange” or “NEO”) under the symbol “JET” and the OTCQB under the symbol “JETMF.”

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2022 and 2021, the Company had a working capital deficits of $16,141,322 and $5,113,865, respectively, and retained deficits of $38,083,304 and $22,262,307, respectively. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

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

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “Global USA”), GlobalX A320 Aircraft Acquisitions Corp. (“Acquisition A320”), GlobalX A321 Aircraft Acquisition Corp. (“Acquisition A321”), GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC, LatinX Air S.A.S., GlobalX Colombia S.A.S and Capitol Airlines, LLC. All intercompany transactions and balances have been eliminated on consolidation.

Certain reclassification and format changes have been made to prior year amounts to conform to the 2022 presentation.

Details of the Company’s subsidiaries are as follows:

Name	Place of incorporation	Interest %	Principal activity
Global Crossing Airlines, Inc.	Delaware, United States	100% ownership by the Company	US charter airline

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Global Crossing Airlines Operations, LLC	Florida, United States	100% ownership by the Company	Charter support services
GlobalX A320 Aircraft Acquisition Corp.	British Columbia, Canada	100% ownership by the Company	Inactive subsidiary
GlobalX A321 Aircraft Acquisition Corp.	Nevada, United States	100% ownership by the Company	Inactive subsidiary
GlobalX Air Tours, LLC	Florida, United States	100% ownership by the Company	Air charter services
GlobalX Ground Team, LLC	Florida, United States	50% ownership by the Company	Ground services
Capitol Airlines, LLC	Florida, United States	100% ownership by the Company	Air charter services
LatinX Air S.A.S.	Ecuador	100% ownership by the Company	Air charter services
GlobalX Colombia S.A.S	Colombia	100% ownership by the Company	Air charter services
GlobalX Travel Technologies, Inc. (Note 6)	Delaware, United States	80% ownership by the Company	Software development

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

With the exception of Note 3, the notes to the consolidated financial statements reflect the continuing operations of Global. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

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

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Restricted Cash

As of December 31, 2022 and 2021, restricted cash of $3,585,260 and $2,752,285, respectively, were being held by a financial institution as security for future flights. As December 31, 2022, the Company also had $300,000 deposits held for an Airport Security Bond which is required by U.S. Customs and Border Protection and U.S. Department of Transportation.

Accounts Receivable

Accounts Receivable are recorded at the amount due from customers and do not bear interest. The Company determines its allowances for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. As of December 31, 2022 and 2021, the Company recorded $104,406 as Allowance for bad debt presented as Accounts Receivable on the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, the Company wrote off $115,353 and $0 from Accounts Receivable.

Assets held for sale

Assets held for sale consist of the purchased airframe parts from used Airbus 320 bearing manufacturer's serial number 2090 as completed on sales agreement entered on March 2, 2022. Assets held for sale are valued at the lower of the carrying amount or the estimated market value less selling costs. They were recorded at average cost and are expensed when sold, used or consumed. An allowance for obsolescence on aircraft airframe parts is recorded when impaired to reduce the carrying costs to lower of cost or market. The Company monitors resale values for its assets held for sale on a recurrent basis using various qualitative and quantitative matters including analysis of current sales, estimates obtained from outside vendors, physical counts, internal discussions, among others. As of December 31, 2022, the Company did not identify items that were obsolete and recorded a $0 allowance for obsolete items on the Consolidated Balance Sheet.

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

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses will be reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. As of December 31, 2022 and 2021, Lessor Maintenance Deposits totaled $889,919 and $82,776, respectively, and are included in Prepaid expenses and other current assets and Deferred Costs and other assets in the consolidated balance sheet. During the years ended December 31, 2022 and 2021, the Company did not make or expense any maintenance reserve payments as none were due.

Heavy Maintenance

The Company accounts for heavy maintenance costs for airframes and engines using the deferral method. Under this method, expense recognition of scheduled heavy maintenance events is deferred and amortized over the estimated period until the next scheduled heavy maintenance event is required. During the year ended December 31, 2022, the Company incurred in amortization expense of $218,687 with respect to heavy maintenance costs and had $576,523 in deferred maintenance costs as of December 31, 2022. During the year ended December 31, 2021, the Company did not incur amortization expense with respect to heavy maintenance costs and had no deferred maintenance costs for the year then ended.

Property & Equipment

Property and equipment are recorded at cost or fair value at the Acquisition Date and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Leasehold Improvements, Aircraft, other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases	3-30 years (or life of lease, if shorter)
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 10 months to 5 years

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

Evaluation of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third- party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2022 and 2021.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Leases

Lease classification is evaluated by the Company at lease commencement and when significant amendments are executed. The Company's leases generally do not provide a readily determinable implicit rate; therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The lease term consists of the noncancellable period of the lease and periods covered by options to extend the lease if the Company is reasonably certain to exercise the option. For leases of 12 months or less, the Company expenses lease payments on a straight-line basis over the lease term.

Operating Lease Right-of-Use Asset and Liabilities

For all operating leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability at the lease commencement date based on the estimated present value of future minimum lease payments, which includes certain lease and non-lease components, over the lease term. Operating Lease Right-of-use Assets and Operating Lease Obligations have their own lines on the Consolidated Balance Sheets.

Finance Leases

Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented on separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy presented in the table below.

Leased Aircraft Return Costs

The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes, engines, and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. The Company assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed as a component of Aircraft Rent expense on the Consolidated Statements of Operations.

In addition, the Company leases office space under a month-to-month agreement. For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.

Revenue Recognition

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07 Improvements to Non-employee Share-based Payment Accounting. ASU 2018-07 expands the scope of ASC 718, Compensation - Stock Compensation, to share-based payments granted to non- employees for goods and services. Additionally, in November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share based payments to a customer, in accordance with the guidance in ASC 718. The new guidance did not impact how we account for Share based payments.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The following is a summary of Jetlines’ assets and liabilities as of June 28, 2021:

As of
June 28, 2021

Cash and cash equivalents	$4,897
Other current assets	2,135
Prepaid expenses	26,055
Accounts payable and accrued liabilities	(303,581)
Long-term loan payable	(32,336)
Net liabilities transferred	$(302,830)

The results of discontinued operations and gain from discontinued operations are as follows:

Year ended
December 31, 2021
General and administrative	$4,788
Professional fees	101,108
Regulatory costs	3,147
Travel, meals, and entertainment	16,081
Net loss for period	(125,124)
Gain on disposal of liabilities	302,830
Income from discontinued operations	$177,706

The investment in Jetlines shall be adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any, in accordance with the guidance of ASC 323, Investments—Equity Method and Joint Ventures.

4.
EQUITY INVESTMENTS

The Company’s investments in affiliates accounted for using the equity method include a 50% interest in GlobalX Ground Team, LLC (“GlobalX Ground”) and a 13% interest in Canada Jetlines Operations Ltd. (“Jetlines”) as of December 31, 2022.

Investment in GlobalX Ground Team, LLC:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2021, the Company elected to write down GlobalX’s investment in the joint venture to zero. Going forward GlobalX has elected to self-perform all ground handling activities at Miami International Airport. As of December 31, 2022 and 2021, there was $0 and $197,558, respectively, due to GlobalX Ground and $28,681 and $20,478 losses recorded with respect to the equity investment in GlobalX Ground during the years then ended.

Investment in Canada Jetlines Operations Ltd.:

As described in Note 2, on June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. At that time, Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of December 31, 2022, the Company holds approximately 13% ownership in Jetlines. During the years ended December 31, 2022 and 2021, Jetlines did not generate revenue or incur any material expenses.

5.
DEFERRED FINANCING FEES

In connection with the GEM Global Yield LLC agreement (Note 9) the Company issued a note for $2,000,000 CAD ($1,418,880 USD) and issued 2,106,290 warrants exercisable at a price of CAD $0.50 per share until May 4, 2023. The initial fair value of the warrants was recorded as a prepaid financing fee in the amount of $1,390,151. These costs are initially capitalized on the consolidated balance sheet as deferred finance costs and will be subsequently reclassified to common stock and additional paid-in capital upon on a pro-rata basis as the Company draws down on the facility. As described in Note 9, on June 28, 2021, adjustments were made to the warrants issued resulting in a change in warrants issued and their exercise price. During 2022, the Company expensed the full outstanding amount capitalized as deferred financing costs of $2,809,031.

6.
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

7.
LEASES

As of December 31, 2022 and 2021, the Company operated 8 and 6 leased aircraft, respectively, which are accounted for under operating lease agreements with ranging terms of 10 months to 5 years. Leases with an initial term of 12 months or less will be recognized in the

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Consolidated Statements of Operations on a straight-line basis over the lease term. These leases primarily relate to the Company’s lease agreements for the month-to-month agreement for office space and leases for office equipment.

For operating leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.

In addition, the aircraft lease requires the Company to make maintenance reserve payments to cover the cost of major scheduled maintenance for the aircraft. These payments are generally variable as they are based on utilization of the aircraft, including the number of flight hours flown and/or flight departures, and are not included as minimal rental obligations.

On October 14, 2021 the Company signed a lease for one Airbus A321 converted freighter. The term of the lease is 10 years commenced upon aircraft delivery in January 2023 and runs through December 2032. In addition to basic rent due, the Company will pay the lessors supplemental rent for maintenance of the aircraft and equipment.

On October 12, 2022 the Company entered into a lease agreement for an aircraft and paid commitment fees to the lessor. The lease commenced upon aircraft delivery in June, 2022 and runs through June, 2026. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

On October 12, 2022 the Company entered into a lease agreement for an aircraft and paid commitment fees to the lessor. The lease commenced upon aircraft delivery on December 10, 2022 and runs through October 13, 2023. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

The Company reviewed the operating leases for extension options that may be reasonably certain to be exercised and then would become part of the right-of-use assets and lease liabilities. At December 21, 2012, the Company signed an extension for one aircraft extending lease term for an additional 60 months from original ending date of June 1, 2023 to May 31, 2028. Terms of extension were agreed solely to grant the Company the right to use the asset for the related additional time including no changes in payment rent. As such, extension was accounted as a modification of lease in accordance with ASC 842 rather than as a new contract and the Company remeasured at modification date the following: Right-of-use asset, lease liability, discount rate, lease term and classification.

In addition, as of December 31, 2022, the Company signed a lease agreement to convert one of its lease passenger aircraft with lease term ending in November 15, 2023, into an Aircraft Freighter at lessor's expense. The new lease is contingent on a successful conversion from induction date of November 15, 2023, and can take up to a year. Among terms agreed includes commitment fees paid to lessor and also no basic and supplemental rent shall be payable while the Aircraft undergoes conversion during the period commencing on the conversion induction date and ending on the conversion redelivery date. The Company expects to record a new lease on the acceptance of redelivery date, which is the date the lessee will have access to the leased asset.

For the year ended December 31, 2022, we had 21 aircraft support equipment capitalized within our Consolidated Balance Sheet with useful lives between 5 and 30 years. All aircraft support equipment were financed through finance leases with terms between 5 and 7 years. Related right-of-use assets and lease liabilities are recorded at the present value of fixed lease payments over the lease term. Amortization of the equipment under finance leases is on a straight-line basis over the lease term and is included in Depreciation and amortization in our Consolidated Statement of Operations. Residual values for equipment are estimated to be from 0% to 77%.

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

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The following table presents lease costs related to the Company’s finance and operating leases:

	For The Year Ended December 31,
	2022	2021
Finance lease cost
Amortization of leased assets	$130,037	$-
Interest of lease liabilities	102,561	—
Operating lease cost
Operating lease cost (1)	9,146,119	4,543,803
Total lease cost	9,378,717	4,543,803

(1) Expenses are classified within Aircraft Rent on the Company's consolidated statements of operations.

The Company uses the rate stated in the lease to discount lease payments to present value. In the event the leases do not provide a readily determinable implicit or stated rate, the Company estimates the incremental borrowing rate to discount lease payments based on information available initially at adoption and at lease commencement going forward, taking into consideration recent debt issuance as well as publicly available data for instruments with similar characteristics. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	4.52 years	5.76 years
Finance leases	5.72 years	—
Weighted-average discount rate
Operating leases	10.53%	10.07%
Finance leases	11.65%	—

The table below presents cash and non-cash activities associated with our leases:

	For The Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,482,839	$386,945
Financing cash flows from finance leases	501,169	—

Future minimum lease payments under finance and operating lease liabilities with initial terms in excess of one year are as follows:

	Finance Leases	Operating Leases
2023	$597,152	$9,181,250
2024	597,152	8,057,500
2025	597,152	7,955,000
2026	597,152	6,822,100
2027	457,485	4,010,000
2028 and thereafter	465,491	801,173
Total minimum lease payments	3,311,582	36,827,023
Less amount representing interest	869,254	7,191,273
Present value of minimum lease payments	2,442,328	29,635,750
Less current portion	335,527	6,445,915
Long-term portion	2,106,800	23,189,835

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

We also lease office space and office equipment for our headquarters, airport facilities, and certain airport gate facilities and maintenance facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

8.
COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services (Note 6), lease arrangements (Note 7), and financing arrangements (Note 9).

On January 6, 2022, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircraft. The Company financed $2,465,110 of the total premium amount of $3,103,325 at a rate of 2.38% interest. The down payment of $640,665 and the first monthly installment was paid at time of signing.

On January 23, 2021, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircraft. The Company financed $1,345,836 of the total premium amount of $1,738,386 at a rate of 3.71% interest. The down payment of $395,000 and the first monthly installment was paid at time of signing.

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

9.
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

On June 28, 2021, GEM and the Company agreed to adjust the terms of the warrants. Under the adjustment agreement, the exercise price of the warrants was changed from CAD $0.50 per share to USD $0.39 per share. In addition, the number warrants granted was adjusted due to the Arrangement Agreement (Note 1) under which the Company transferred 75% of the shares of Jetlines to shareholders of the Company. Accordingly, the number of warrants was adjusted from 2,106,290 to 2,182,553. The warrants were remeasured at the adjustment date using the Monte Carlo pricing model, assuming an expected life of 1.85 years, a risk-free interest rate of 0.22%, an expected dividend rate of 0.00%, stock price of $2.03 and an expected annual volatility coefficient of 74.7%. The revaluation of the warrants resulted in a fair value at June 28, 2021 of $3,475,379, producing a gain of $2,650,772. The warrants were initially classified as derivative liabilities due to denomination of the exercise price in a foreign currency (CAD). As described in Note 12, the change in currency denomination to USD resulted in reclassification of the warrants to equity. The warrants fair value of the warrant liability was eliminated on the adjustment date and included in additional paid in capital on the consolidated statement of changes in shareholders’ equity.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

On October 1, 2021, GEM has filed initial pleadings in the Supreme Court of the State of New York, County of New York, claiming the Company breached the share subscription agreement between the parties by failing to pay a $500,000 fee due on May 4, 2021 GEM is requesting repayment in full of the CAD $2,000,000 promissory note issued by the Company to GEM plus accrued interest and costs and expenses related to collection. As of December 31, 2022, the note payable to GEM is recorded in current liabilities on the consolidated balance sheet and the Company expensed the full outstanding amount capitalized as deferred financing costs of $2,809,031.

On January 18, 2023 the Court granted summary judgment in favor of GEM. GEM subsequently filed a motion seeking $2,000,000 CAD, plus interest totaling $218,493.87, with an additional $506.02 accruing each day after January 30, 2023 until entry of Judgment. GEM also seeks $112,584.50 in attorney's fees and $4,884.86 in costs. In 2022, interest and attorney's fees were recorded in current liabilities on the consolidated balance sheet and other expenses non-operating on the consolidated statement of operation. GlobalX has contested these costs and awaits final Judgment to be filed. GlobalX is evaluating its options which do include filing an appeal.

10.
INCOME TAXES

The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was 0%. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

The following table summarizes the significant components of the provision for income taxes from continuing operations:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Federal:
Current	$—	$—
Deferred	(3,318,558)	(3,462,982)

State:
Current	—	—
Deferred	(561,962)	(580,759)

Change in valuation allowance	3,880,520	4,043,741

Total income tax provision	$—	$—

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Expected provision at Federal statutory tax rate	21.00%	21.00%
State tax expense, net of Federal benefit	—	—
Change in valuation allowance	(20.98)%	(18.12)%
Permanent difference	(0.02)%	(2.88)%
Other	—	—

	0.00%	0.00%

The following table summarizes the significant components of the Company’s deferred taxes:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Deferred tax assets (liabilities):
Net operating loss	$7,851,883	$4,342,045
Share based compensation	347,507	166,191
Disallowed interest	398,118	—
Allowance for doubtful accounts	25,627	—
Lease accounting	413,142	188,213
Accrued compensation	—	46,592
Unrealized Loss	14,164	37,793
Depreciation	(389,191)	(104)
Total deferred tax assets (liabilities)	$8,661,250	$4,780,730

Less valuation allowance	(8,661,250)	(4,780,730)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022 and 2021, the Company has net operating losses available for deduction against future taxable income of $32 million and $18 million, respectively. The net operating losses do not expire and may be carried forward indefinitely. The amount od state NOLs available equals the amount of federal NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It was concluded on a more-likely-than-not basis that the Company’s deferred tax assets were not realizable as of December 31, 2022. Accordingly, a valuation allowance of $8.7 million has been recorded to offset these deferred tax assets. The change in in valuation allowance for the year ended December 31, 2022 from 2021 was an increase of $3.9 million.

The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.

The Company files income tax returns in the United States the State of Florida, California, Indiana, Kentucky, New Jersey, New York, Texas, Virginia, North Carolina, Pennsylvania, and Tennessee. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal and state income tax purposes, the Company’s 2019, 2020 and 2021 tax returns remain open to examination.

11.
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

As of December 31, 2022 and 2021, the Company's assets and liabilities carrying values approximate to their fair values.

12.
WARRANT LIABILITY

On July 10, 2020, the Company issued 2,106,290 warrants in connection with the financing arrangement entered into with GEM Global Yield LLC. The warrants allow the holder to purchase common stock at an exercise price equal to CAD $0.50 ($0.39 USD) per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). At time of issuance, the Company determined that the warrants required classification as a liability pursuant to ASC 815 due to the exercise price of the warrants which was denominated in a foreign currency. As such, the warrants were re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. As described in Note 9, on June 28, 2021, adjustments were made to the warrants, changing the strike price from CAD to USD. The Company applied the guidance under ASC 480 and determined that the outstanding warrants represent freestanding financial interests classifiable as equity. Accordingly, the fair value of the warrants as of June 28, 2021 was reclassified to additional paid in capital.

As described above and in Note 9, the Company’s warrant liability was re-measured to fair value on June 28, 2021 and reclassified to additional paid-in capital. As such, the Company had no warrant liabilities as of December 31, 2021.

The fair value of the warrant liabilities was measured using the Monte Carlo pricing model. Significant inputs into the model as of June 28, 2021 are as follows:

Monte Carlo Assumptions	June 28, 2021

Exercise price	$0.39
Warrant expiration date	May 4, 2023
Stock price	$2.03
Interest rate (annual) (1)	0.22%
Volatility (annual) (2)	74.7%
Remaining term (years)	1.85
Annualized dividend yield (3)	0%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

13.
NOTE PAYABLE

Notes Payable is comprised of the following:

Debenture	$4,425,162
GEM	1,476,600
Airframe	990,000
Total Note Payable	6,891,762
Less current maturities	1,810,468
Total long-term Note Payable	$5,081,294

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

On March 2, 2022, Global entered into an airframe sale and purchase agreement for one used Airbus 320 airframe bearing manufacturer's serial number 2090. The Company completed the sale for an aggregate principal amount of $990,000 and bears interest at 6.5%, payable in monthly installments of principal and interest. During the year ended December 31, 2022, the Company made scheduled principal payments of $120,478 on its outstanding debt obligation.

At December 31, 2022, note payable principal payments for the next five years and thereafter are as follows:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

2023	$2,132,732
2024	4,759,030
2025	—
2026	—
2027	—
2028 and thereafter	—
Total	6,891,762

14.
SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL AUTHORIZED

The Company has authorized share capital of 200,000,000 shares of common stock, par value $0.001 per share.

On July 12, 2021 the Company completed a share capital reorganization creating a new class of shares, Class B non-voting shares. As of December 31, 2021, the Company had 26,044,933 common shares, 5,537,313 Class A common shares, and 19,655,630 Class B non-voting shares outstanding. As of December 31, 2022, the Company had 32,668,320 common shares, 5,537,313 Class A common shares, and 15,234,849 Class B non-voting shares outstanding.

Share issuance

During the year ended December 31, 2022:

•
The Company issued 1,110,510 common shares units for net proceeds of $534,632 pursuant to the exercise of 1,110,510 share purchase warrants.
•
The Company issued 537,954 common shares units pursuant to 537,954 RSUs.
•
The Company issued 83,333 common shares for net proceeds of $20,833 pursuant to the exercise of stock options.
•
The Company issues 460,809 shares for net proceeds of $246,945 pursuant to the Employees Stock Purchase plan.

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
•
The Company issued 240,000 shares pursuant to 240,000 RSUs.
•
The Company issued 391,332 common shares for net proceeds of $97,833 pursuant to the exercise of stock options.

Share purchase warrants

The following is a summary of share purchase warrants activities during the years ended December 31, 2022 and 2021:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Number of Share Purchase Warrants		Weighted Average Exercise Price
Outstanding, January 1, 2021	7,507,005		0.49
Issued	16,140,999		1.22
Exercised	(6,016,654)		0.49
Expired	-
Outstanding December 31, 2021	17,631,350		1.05
Issued	4,838,707	-	$1.24
Exercised	(1,110,510)	-	$0.48
Expired	(1,725,636)	-	$0.48
Outstanding December 31, 2022	19,633,911		$1.18

As of December 31, 2022, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
—	USD$0.48	0.00	September 3, 2022
4,882,838	USD$1.00	0.32	April 26, 2023
192,500	USD$0.62	0.32	April 26, 2023
2,182,553	USD$0.39	0.34	April 26, 2023
4,838,707	USD$1.24	1.24	May 04, 2023
7,537,313	USD$1.50	3.33	April 29, 2026
19,633,911

As of December 31, 2021, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
2,824,806	USD$0.48	0.48	June 23, 2022
4,882,838	USD$1.00	1.32	April 26, 2023
203,840	USD$0.62	1.32	April 26, 2023
2,182,553	USD$0.39	1.34	May 4, 2023
7,537,313	USD$1.50	4.33	April 29, 2026
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

The following is a summary of stock option activities for the years ended December 31, 2022 and 2021:

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding, January 1, 2021	1,387,000	$0.25	$0.21
Granted	—	—	—
Exercised	(441,332)	0.25	0.19
Forfeited	(25,000)	0.25	0.16
Outstanding December 31, 2021	920,668	0.25	0.49
Granted	—	—	—
Exercised	(83,333)	0.25	0.57
Forfeited	(16,667)	0.25	0.57
Outstanding December 31, 2022	820,668	0.25	0.48

As of December 31, 2021, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	0.47	1.49	June 29, 2023
720,668	333,331	0.25	3.48	June 23, 2025
50,000	33,333	0.62	3.73	September 23, 2025
920,668	516,664

As of December 31, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	0.47	0.49	June 29, 2023
100,000	100,000	0.25	0.59	March 8, 2023
100,000	100,000	0.25	0.11	February 9, 2023
420,668	420,668	0.25	2.48	June 23, 2025
50,000	50,000	0.62	2.73	September 23, 2025
820,668	820,668

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

There were no stock options granted during the years ended December 31, 2022 and 2021.

Restricted share units

The Company grants restricted share units (“RSUs”) to directors, officers, employees and consultants as compensation for services, pursuant to its Amended RSU Plan (the “RSU Plan”). One restricted share unit has the same value as a Voting Share. The number of RSUs awarded and underlying vesting conditions are determined by the Board of Directors in its discretion.

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Voting Shares from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a Voting Share, calculated as the closing price of the Voting Shares on the NEO for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

On the grant date of RSUs, the Company determines whether it has a present obligation to settle in cash. If the Company has a present obligation to settle in cash, the RSUs are accounted for as liabilities, with the fair value remeasured at the end of each reporting period and at the date of settlement, with any changes in fair value recognized in profit or loss for the period. The Company has a present

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

obligation to settle in cash if the choice of settlement in shares has no commercial substance, or the Company has a past practice or a stated policy of settling in cash, or generally settles in cash whenever the counterpart asks for cash settlement.

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

The following is a summary of RSU activities for the years ended December 31, 2022 and 2021:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2021	685,000	0.67
Granted	1,817,500	1.77
Issuance of common stock	(240,000)	1.51
Forfeited	(195,000)	0.96
Outstanding December 31, 2021	2,067,500	1.16
Granted	2,731,180	0.80
Issuance of common stock	(651,336)	0.88
Forfeited	(841,507)	1.24
Outstanding December 31, 2022	3,305,837	1.14

During the years ended December 31, 2022 and 2021, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $1,386,533 and $1,254,413, respectively.

The remaining compensation that has not been recognized as of December 31, 2022 and 2021 with regards to RSUs and the weighted average period they will be recognized are $2,308,928 and 1.90 years and $2,497,445 and 1.85 years, respectively. As of December 31, 2022, all compensation expense with respect to stock options has been recognized.

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

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table shows the computation of basic and diluted earnings per share:

	December 31, 2022	December 31, 2021
Numerator:
Net income (loss)	$(15,820,997)	$(19,818,513)
Denominator:
Weighted average common shares outstanding - Basic	52,074,647	46,185,089
Dilutive effect of stock options, RSUs and warrants	—	—

Weighted average common shares outstanding - Diluted	52,074,647	46,185,089

Basic loss per share	$(0.30)	$(0.43)
Diluted loss per share	$(0.30)	$(0.43)

(1)
There were 19,633,911 warrants, 820,668 options, and 3,293,337 RSUs outstanding at December 31, 2022 and There were 17,631,350 warrants, 920,668 options, and 2,067,500 RSUs outstanding at December 31, 2021. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the years ended December 31, 2022 and 2021 as inclusion would have an anti-dilutive effect.
16.
RELATED PARTY TRANSACTIONS

M On May 19, 2021, the Company entered into an arrangement agreement to complete a spin-out of the shares of its wholly owned subsidiary, Canada Jetlines Operations Ltd. (“Jetlines”). On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of December 31, 2022, Global Crossing Airlines hold 9,135,100 common and variable voting shares of Canada Jetlines Operations Ltd. which equals to 13% of the 71,168,145 shares outstanding at December 31, 2022. Currently, Global continues to provide back-office support including sharing the costs of the Company’s aircraft fleet management software (TRAX).

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of December 31, 2022, amounts due to related parties include the following:

a.
Global earned and was owed $110,177 in relation to shared TRAX services with Canada Jetlines LLC.

Other related party transactions and balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer is a Board Member of Global. During the year ending December 31, 2020, Global made advanced payments totaling $500,000 to Smartlynx. $350,000 of those payments related to two security deposits. One is a $250,000 security deposit for one passenger aircraft to deliver 200 hours of ACMI services per month and the second is a $100,000 security deposit for a long term lease of an A321F aircraft. Total deposits and prepaid expense related to Smartlynx totaled $250,000 as of December 31, 2022 and 2021 and it is included in other assets on the consolidated balance sheets.

17.
SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Non-cash transactions affecting cash flows from investing or financing activities during the year ended December 31, 2022 are summarized below:

a.
The Company recorded the acquisition of right of use assets through operating lease agreements for the amount of $10,081,357 (Note 7) and the related operating lease obligations.
b.
The Company recorded the acquisition of assets through finance lease agreements for the amount of $2,840,936 (Note 7) and the related finance lease obligations.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

c.
The Company recorded the acquisition of an airframe parts through a sales agreement for the amount of $1,546,143 (Note 2).
d.
The Company recorded debt issue costs of $2,132,000 to Equity related to Warrants issued as included in debenture subscription agreement (Note 12).

Non-cash transactions affecting cash flows from investing or financing activities during the year ended December 31, 2021 are summarized below:

e.
The Company received approximately $452,000 from investors in December 2021 and applied those funds for the issuance of shares.
f.
The Company recorded the acquisition of right of use assets through operating lease agreements in amount of $21,302,542 (Note 7) and the related operating lease obligations.
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

19.
SUBSEQUENT EVENTS

On January 30, 2023, Global Crossing Airlines Group announced a up to US$5.0 million loan with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The Loan is a six-month facility that will be funded in two tranches of $2.5 million each. The first tranche was advanced within one business day and the second tranche will be advanced after the Company delivers a draw down notice, but subject to the lender receiving internal approval for the second tranche. The Loan is unsecured, not convertible, no warrants and will bear interest at the rate of 20% per annum, accruing monthly and payable upon maturity. The net proceeds of the Loan will be used to further the business objectives of the Company and to secure additional passenger and freighter Aircraft for charter operations that are expected to be delivered in Q1 2023.

On February 6, 2023, Global Crossing Airlines Group announced that it has received approval from the US FAA for cargo operations and will commence revenue cargo flights with the A321 Passenger to Freighter (P2F) aircraft (“A321F”). Global Crossing Airlines Group received its first A321F aircraft in January 2023 and is expecting the second A321F to arrive by mid-March,

On February 22, 2023, Global Crossing Airlines Group announced the successful completion of the rigorous International Air Transport Association (IATA) International Operational Safety Audit (IOSA) and has been added to the IOSA Registry. The IATA Operational Safety Audit (IOSA) program is an internationally recognized and accepted evaluation system designed to assess the operational management and control systems of an airline. The certification is valid for two years, when it must be renewed.

During the first two months of 2023, the Company issued 279,900 common shares units for net proceeds of $248,246 pursuant to the exercise of 279,900 share purchase warrants. The Company also issued 166,752 common shares units pursuant to 166,752 RSUs and issued 150,000 common shares for net proceeds of $70,500 pursuant to the exercise of stock options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2022 and 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of December 31, 2022 and 2021, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the years ended December 31, 2022 and 2021. Our named executive officers, who are our chief executive officer and chief financial officer as of December 31, 2022 and 2021 are named in the table below. We refer to each of them in this section as our “Named Executive Officer” or “NEO.”

Summary Compensation Table

The following table sets forth the annual base salary and other compensation paid to each of the NEOs for the fiscal years ended December 31, 2022 and 2021:

						Nonequity
				Option	Stock	Incentive
	Fiscal			Awards	Awards	Plan	Total
Name and Principal Position	Year	Salary	Bonus	($)(1)	($)(2)	($)	($)
Edward J. Wegel	2021	$158,750	$—	$26,465	$127,946	$—	$313,161
	2022	302,134	100,000	13,233	211,082	-	626,449
Chairman and Chief Executive Officer
Ryan Goepel	2021	161,875	-	17,671	247,403	-	426,949
	2022	227,083	-	8,835	230,693	-	466,611
Executive Vice President, Chief Financial Officer

(1)
The amounts reported in the “Option Awards” column represent the grant date fair value of the stock options granted to the NEOs during the fiscal year ended December 31, 2021 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the stock options.
(2)
The amounts reported in the “Stock Awards” column represent grant date fair value of the restricted stock granted to the NEOs during the fiscal years ended December 31, 2022 and 2021 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the restricted stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2022.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Edward J. Wegel	6/23/2020	107,333(3)	—	0.25	6/23/2025	—	$-
	10/28/2020	—	—	—	—	12,500(4)	8,713
	6/11/2021	—	—	—	—	250,000(4)	174,250
Ryan Goepel	6/23/2020	71,666(3)	—	0.25	6/23/2025	—	-
	10/28/2020	—	—	—	—	37,500(4)	26,138
	12/14/2020	—	—	—	—	37,500(4)	26,138
	6/11/2021	—	—	—	—	250,000(4)	174,250

•
All outstanding options were granted under our Amended Option Plan and all outstanding restricted share units were granted under our Restricted Share Unit Plan.
•
The closing market price of our common stock on the OTCQB on December 31, 2022 was $0.697 per share.
•
This option vests monthly over 24 months, subject to the executive’s continued service to us. These options are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such options or fails to provide for the conversion or replacement of such options with an equivalent award.
•
50% of the restricted share units vest on each of the second and third anniversaries of the vesting commencement date, subject to the executive’s continued service to us. These restricted share units are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such restricted share units or fails to provide for the conversion or replacement of such restricted share units with an equivalent award.

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2021.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Edward J. Wegel	6/23/2020	107,333(3)	-	0.25	6/23/2025		$-
	10/28/2020	-	-	-	-	25,000(4)	35,500
	6/11/2021	-	-	-	-	250,000(4)	355,000
Ryan Goepel	6/23/2020	71,666(3)	-	0.25	6/23/2025	-	-
	10/28/2020	-	-	-	-	75,000(4)	106,500
	12/14/2020	-	-	-	-	75,000(4)	106,500
	6/11/2021					250,000(4)	355,000

(1)
All outstanding options were granted under our Amended Option Plan and all outstanding restricted share units were granted under our Restricted Share Unit Plan.
(2)
The closing market price of our common stock on the OTCQB on December 31, 2021 was $1.42 per share.
(3)
This option vests monthly over 24 months, subject to the executive’s continued service to us. These options are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such options or fails to provide for the conversion or replacement of such options with an equivalent award.
(4)
50% of the restricted share units vest on each of the second and third anniversaries of the vesting commencement date, subject to the executive’s continued service to us. These restricted share units are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such restricted share units or fails to provide for the conversion or replacement of such restricted share units with an equivalent award.

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

Equity Incentive Plans

Description of the Stock Option Plan

On December 8, 2022 the Company's shareholders approved amendments to the Company’s Stock Option Plan (the “Amended Option Plan”) to increase the number of shares reserved for issuance under the Company’s Equity- Based Compensation Plans (as defined below) to a fixed number equal to 9,400,000.

Description of Restricted Share Unit Plan

On December 8, 2022 the Company's shareholders approved the Amended RSU Plan to increase the number of shares reserved for issuance under the Company’s Equity-Based Compensation Plans (as defined below) to a fixed number equal to 9,400,000.

Restricted share units (“RSUs”) are a book-keeping entry, with each RSU having the same value as a share. The number of RSUs awarded is determined by the Board in its sole discretion and from time to time by resolution.

Upon each vesting date, participants receive (a) the issuance of shares from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a share, calculated as the closing price of the shares on the NEO for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

Description of Performance Share Unit Plan

On December 8, 2022 the Company's shareholders approved the Amended PSU Plan to increase the number of shares reserved for issuance under the Company’s Equity-Based Compensation Plans to a fixed number equal to 9,400,000.

Performance share units (“PSUs”) are a book-keeping entry, with each PSU having the same value as a share. The number of PSUs awarded and the target milestones for vesting of PSUs, including performance and/or time targets, is determined by the Board in its sole discretion and from time to time by resolution.

Upon each vesting date, participants receive (a) the issuance of shares from treasury equal to the number of PSUs vesting, or (b) a cash payment equal to the number of vested PSUs multiplied by the fair market value of a share, calculated as the closing price of the shares on the NEO for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

The description of the Amended RSU Plan set forth below is subject to and qualified in its entirety by the provisions of the Amended RSU Plan.

Retirement and Other Benefits

The Company offers 401(k) retirement plan and standard medical, dental, vision and other benefits..

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

Principal Stockholders and Beneficial Ownership of Common Stock

The following table sets forth information known to the Company regarding the beneficial ownership of common stock as of March 1, 2023.

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

The beneficial ownership of Company common stock is based on (1) 34,734,892 shares of common stock (2) 5,537,313 shares of Class A Non-Voting Common Stock and (3) 13,789,929 shares of Class B Non-Voting Common Stock outstanding as of March 1, 2023. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company capital stock beneficially owned by them. Such beneficial ownership reflects security ownership known to the Company.

	Common Stock		Class A Non-Voting Common Stock(1)		Class B Non-Voting Common Stock(1)		Total Voting
	Shares	%	Shares	%	Shares	%	%
Name and Address of Beneficial Owners(2) 5% Stockholders
Ronald T. Bevans, Jr	2,960,715	5.48%	—	—	—	—	5.77%
Joseph DaGrosa, Jr.(3)	3,978,100	7.36%	—	—	—	—
Ascent Global Logistics, Inc.(4)	9,553,442	17.67%	—	—	1,200,000	2.22%	19.89%
Named Executive Officers and Directors
Edward J. Wegel(5)	5,921,994	10.95%	—	—	11,900	0.02%	10.98%
Ryan Goepel(6)	1,355,669	2.32%	—	—	—	—	2.32%
Cordia Harrington(7)	800,000	1.48%	5,537,313	10.24%			11.72%
Deborah Robinson(8)	218,790	*	—	—	165,000	*	*
Alan Bird(9)	57,500	*	—	—	69,000	*	*
T. Allan McArtor	—	—	—	—	—	—	—
John Quelch(10)	50,000	*	—	—	—	—	*
All executive officers and directors as a group (12 persons)	8,403,953	15.54%	5,537,313	10.24%	1,445,900	2.67%	28.46%

* Less than 1 percent.

(1)
The Class A Non-Voting Common Stock is convertible into common stock on a 1-for-1 basis so long as such conversion does not result in such holder beneficially owning more than the Maximum Percentage.

Subject to the Voting Limitation for Non-Citizens set forth in the Corporation’s Bylaws, as amended, each share of Class B Non-Voting Common Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into one share of fully paid and non-assessable Common Stock.

(2)
Unless otherwise noted, the business address of each of the persons and entities listed above is Bldg. 5A, 4th Floor, 4200 NW 36th Street, Miami, FL 33166

(3)
Represents (x) (i) 722,581 shares of Common Stock, and (ii) 294,805 Warrants to purchase 294,805 shares of Common Stock held by Joba Irrevocable Trust (the “Trust”). Joseph DaGrosa, Jr. is the trustee of the Trust and the beneficiaries of the trust are Mr. DaGrosa’s children. Mr. DaGrosa has sole voting and dispositive control over the Common Stock and the Warrants held by the Trust. The Trust disclaims beneficial ownership of such securities except to the extent of its respective pecuniary interest therein
(4)
Represents (i) 1,200,000 shares of Class B Non-Voting common stock, and (ii) warrants to purchase 9,553,442 shares of common stock; provided such warrants may not be exercised by the holder to the extent that, after giving effect to such exercise, the holder and its affiliates collectively would beneficially own in excess of 4.99% of the issued and outstanding common stock after such exercise. The address of the foregoing is 2068 E Street, Belleville, MI, 48111.
(5)
Represents 5,921,994 shares of Common Stock of the Issuer, with such total being comprised of (1) 5,305,910 shares of ordinary Common Stock; (2) options (“Options”) to purchase 107,344 shares of Common Stock that are exercisable as of the date hereof or within 60 days; and (3) 508,750 shares owned by Mr. Wegel’s spouse..
(6)
Represents (1) 1,284,002 shares of common stock, and (2) options to purchase 71,667 shares of common stock that are exercisable as o the date hereof or within 60 days of the date above.
(7)
Represents (i) 800,000 shares of common stock and (ii) 5,537,313 shares of Class A non-voting common stock all held by Cordia Management Inc. The address of Cordia Management Inc. is 3803 Bedford Avenue, Suite 101, Nashville, TN 32715.
(8)
Represents 165,000 shares of Class B Non-Voting common stock, 7,500 shares of Common Stock ,options to acquire 50,000 shares of common stock and 161,290 warrants to purchase 161,290 Common Stock exercisable within 60 days of the date above.
(9)
Represents 69,000 shares of Class B Non-Voting common stock, 7,500 shares of Common Stock and options to acquire 50,000 shares of common stock exercisable within 60 days of the date above.
(10)
Represents options to acquire 50,000 shares of common stock exercisable within 60 days of the date above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)
1. Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.
Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3.
Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

ITEM 16. EXHIBITS AND FINANCIAL STATEMENTS.

Exhibit Number	Description	Incorporated by Reference		Filed or Furnished
		Form	Date	Herewith
2.1	Share Exchange Agreement, dated as of February 5, 2020, between Canada Jetlines Ltd and Global Crossing Airlines, Inc.	S-1/A	12/13/2021

3.1	Amended and Restated Certificate of Incorporation of Global Crossing Airlines Group Inc.	S-1/A	12/13/2021

3.2	Amended and Restated Bylaws of Global Crossing Airlines Group Inc.	S-1	12/13/2021

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Common Stock Purchase Warrant, dated April 20, 2021, issued by Global Crossing Airlines Group, Inc. to Ascent Global Logistics, Inc.	S-1/A	12/13/2021

4.3	Warrants, dated July 10, 2020, issued by Global Crossing Airlines Group Inc. to GEM Global Yield LLC SCS.	S-1/A	12/13/2021

10.1	Share Subscription Agreement dated May 4, 2020, by and among Global Crossing Airlines, Inc., GEM Yield Bahamas Limited and GEM Global Yield LLC SCS.	S-1/A	12/13/2021

10.2	Master Lease Agreement #ML 01862173 dated December 22, 2020, by and between Global Crossing Airlines LLC and CIT Bank, N.A.	S-1/A	12/13/2021

10.3§	Aircraft Lease Agreement by and between Global Crossing Airlines, Inc., as lessee, and Wilmington Trust Co, as owner-trustee for the Falcon MSN 2695 Trust, as lessor.	S-1/A	12/13/2021

10.8	Atlantic City International Airport Airline-Airport Use and Lease Agreement dated July 13, 2020, by and between Global Crossing Airlines, Inc., and South Jersey Transportation Authority.	S-1/A	12/13/2021

10.9

Lease Agreement dated August 10, 2020, by and between Global Crossing Airlines, Inc., and South Jersey Transportation Authority, for the lease of certain real property located at Atlantic City International Airport.

		S-1/A	12/13/2021

10.10	Lease Agreement No. C010681 dated December 20, 2021, by and between Global Crossing Airlines LLC and Miami-Dade County, for the lease of the	S-1/A	12/13/2021

premises located at Building 919, on the Northside Area of Miami International Area.

10.11

Aircraft ACMI Lease Agreement dated June 1, 2020, by and between Global Crossing Airlines, Inc. and Smartlynx Airlines Malta, as amended by that certain Amending Agreement No. 1 dated July 29, 2020 and that certain Amending Agreement No. 2 dated October 15, 2020.

		S-1/A	12/13/2021

10.12	2018 Airline Use Agreement, dated December 17, 2020, by and between Miami-Dade County and Global Crossing Airlines LLC.	S-1/A	12/13/2021

10.13	Passenger Aircraft Charter Agreement dated February 23, 2021, by and between Global Crossing Airlines, LLC and CubaX Air Tours, LLC.	S-1/A	12/13/2021

10.14

Cooperation Agreement 2020 dated March 16, 2020, by and between Global Crossing Group and Airfleet Resources, Ltd., as amended by that certain Cooperation Agreement 2020, September Extension dated September 19, 2020.

		S-1/A	12/13/2021

10.15	Aviation Fuel Supply Agreement dated June 3, 2020, by and between Global Crossing Airlines LLC and Associated Energy Group, LLC.	S-1/A	12/13/2021

10.16	AeroCRS Services Agreement dated December 22, 2020, by and between Global Crossing Airlines, Inc. and AERO CRS Ltd.	S-1/A	12/13/2021

10.18†	Stock Option Plan dated October 15, 2020	S-1/A	12/13/2021

10.19†	Form of Stock Option Agreement	S-1/A	12/13/2021

10.20†	Restricted Share Unit Plan	S-1/A	12/13/2021

10.21†	Performance Share Unit Plan	S-1/A	12/13/2021

10.22	Securities Purchase Agreement, dated April 20, 2021, by and between Global Crossing Airlines Group Inc. and Ascent Global Logistics, Inc.	S-1/A	12/13/2021

10.23†	Form of Indemnification Agreement for Officers and Directors	S-1/A	12/13/2021

10.24	Nomination Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/2021

10.25	Registration Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/2021

10.26	Master Service Agreement, dated May 18, 2021 by and among Global Crossing Airlines LLC and U.S. Bank National Association, acting through Elavon Canada Company	S-1/A	12/13/2021

10.28	Framework Agreement, dated June 23, 2020 by and among the Company and SmartLynx Airlines Malta Limited	S-1/A	12/13/2021

10.29	Joint Venture Agreement, dated September 9, 2020 between KD Holdings LLC and Global Crossing Airlines LLC	S-1/A	12/13/2021

10.30	Operating Lease Agreement, dated June 30, 2021, between UMB Bank, NA and the Company	S-1/A	12/13/2021

10.31	Operating Lease Agreement, dated July 9, 2021, between UMB Bank, NA and the Company	S-1/A	12/13/2021

10.32	Warrant Adjustment Certificate, dated June 28, 2021, by and between the Company and GEM Global Fund LLC SCS	S-1/A	12/13/2021

10.34§	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/2021

10.35§	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/2021

10.36	Employment Agreement, dated September 1, 2021, by and between the Company and Ryan Goepel	S-1/A	12/13/2021

10.37	Employment Agreement, dated September 1, 2021, by and between the Company and Juan Nunez	S-1/A	12/13/2021

10.38	Employment Agreement, dated September 1, 2021, by and between the Company and Mark Salvador	S-1/A	12/13/2021

21.1	Subsidiaries of the Company			X

31.1	Certification of Chief Executive Officer pursuant Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Indicates management contract or compensation plan or agreement.

§ Portions of the exhibit have been omitted

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2023

/s/ Ed Wegel
Ed Wegel
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ed Wegel	CEO	March 9, 2023

/s/ Ryan Goepel	CFO	March 9, 2023

/s/ John Quelch.	Director	March 9, 2023

/s/ Alan Bird	Director	March 9, 2023

/s/ T. Allan McArtor	Director	March 9, 2023

/s/ Deborah Robinson	Director	March 9, 2023

/s/ Cordia Harrington	Director	March 9, 2023