Form 10-Q
period 2023-03-31
Global Crossing Airlines Group Inc.
filed 2023-05-10
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2023 was 56,720,074 shares, consisting of 37,965,552 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 13,217,209 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended March 31, 2023

i

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,200,686	$1,875,673
Restricted cash	$5,026,968	$3,585,261
Accounts receivable, net of allowance	$3,992,347	$2,664,174
Prepaid expenses and other current assets	$2,314,057	$2,193,449
Current assets held for sale	$1,149,893	$1,405,741
Total Current Assets	$14,683,951	$11,724,298
Property and equipment, net	$2,551,930	$2,441,288
Finance leases, net	$3,834,109	$2,710,899
Operating lease right-of-use assets	$42,314,668	$27,952,609
Deposits and other assets	$7,025,696	$6,334,878
Total Assets	$70,410,354	$51,163,973

Current liabilities
Accounts payable	$5,355,869	$4,997,080
Accrued liabilities	$11,485,746	$9,458,629
Deferred revenue	$5,477,557	$3,200,664
Customer deposits	$2,272,720	$1,617,337
Current portion of notes payable	$1,811,668	$1,810,468
Current portion of long-term operating leases	$7,271,902	$6,445,915
Current portion of finance leases	$461,867	$335,527
Total current liabilities	$34,137,329	$27,865,621
Other liabilities
Note payable	$7,831,750	$5,081,294
Long-term operating leases	$36,759,367	$23,189,835
Other liabilities	$3,305,093	$2,282,892
Total other liabilities	$47,896,210	$30,554,020
Commitments and Contingencies	$—	$—
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 56,298,351 and 53,440,482 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$56,297	$53,440
Additional paid-in capital	$32,475,526	$30,774,197
Retained deficit	$(44,155,008)	$(38,083,304)
Total stockholders’ equity (Deficit)	$(11,623,185)	$(7,255,667)
Total Liabilities and Equity (Deficit)	$70,410,354	$51,163,973

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Revenue	$32,150,554	$16,380,011
Operating Expenses
Salaries, Wages, & Benefits	11,167,593	5,865,074
Aircraft Fuel	7,948,962	3,250,554
Maintenance, materials and repairs	1,558,724	1,190,823
Depreciation and amortization	443,139	23,312
Contracted ground and aviation services	4,852,811	2,955,576
Travel	2,253,833	1,295,110
Insurance	948,781	857,268
Aircraft Rent	5,644,028	3,359,674
Other	2,862,672	2,345,908
Total Operating Expenses	37,680,543	21,143,299
Operating Loss	(5,529,989)	(4,763,288)
Non-Operating Expenses
Interest Expense	541,715	16,214
Total Non-Operating Expenses	541,715	16,214
Loss before income taxes	(6,071,704)	(4,779,502)
Income tax expense	—	—
Net Loss	(6,071,704)	(4,779,502)
Loss per share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)
Weighted average number of shares outstanding	54,490,925	51,241,326
Fully diluted shares outstanding	54,490,925	51,241,326

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	51,237,876	$51,237	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	20,700	21	9,909	—	9,930
Warrants issued			2,130,642		2,130,642
Share based compensation on stock options or RSUs	—	—	382,612	—	382,612
Loss for the period	—	—	—	(4,779,502)	(4,779,502)
Ending – March 31, 2022	51,258,576	$51,258	$28,980,063	$(27,041,809)	$1,989,512

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2023	53,440,482	$53,440	$30,774,197	$(38,083,304)	$(7,255,667)
Issuance of shares – options exercised	150,000	$150	67,106	—	67,256
Issuance of shares - warrants exercised	2,499,453	$2,499	1,133,802	—	1,136,301
Issuance of shares - share based compensation on RSUs	208,416	$208	500,421	—	500,629
Loss for the period	—	—	—	(6,071,704)	(6,071,704)
Ending – March 31, 2023	56,298,351	$56,297	$32,475,526	$(44,155,008)	$(11,623,185)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,071,704)	$(4,779,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	443,139	23,312
Bad debt expense (recovery)	(17,540)	—
Gain on sale of spare parts	(55,744)	—
Amortization of debt issue costs	250,457	—
Amortization of operating lease right of use asset	1,846,952	950,324
Share-based payments	500,630	382,612
Foreign exchange (gain) loss	1,200	—
Loss on sale of property	135,772	—
Interest on finance leases	93,009	—
Changes in assets and liabilities
Accounts receivable	(1,254,889)	275,953
Assets held for sale	255,848	—
Prepaid expenses and other current assets	(120,608)	(839,677)
Accounts payable	358,792	3,077,116
Accrued liabilities and other liabilities	4,803,034	729,211
Operating lease obligations	(2,017,874)	(731,312)
Other liabilities	154,651	—
Net cash used in operating activities	(694,875)	(911,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(306,618)	(273,031)
Deposits, deferred costs and other assets	(823,971)	(617,849)
Net cash used in investing activities	(1,130,589)	(890,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	—	(197,558)
Principal payments on finance leases	(111,373)	—
Proceeds on issuance of shares	1,203,557	9,930
Proceeds from note payable	2,500,000	5,925,529
Net cash provided by financing activities	3,592,184	5,737,901

Net increase in cash	1,766,720	3,935,058

Cash, cash equivalents and restricted cash - beginning of the period	5,460,934	7,994,001
Cash, cash equivalents and restricted cash - end of the period	$7,227,654	$11,929,059

Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$16,209,011	—
Equipment acquired through finance leases	1,214,658	—

Cash paid for

Interest	$291,258	—
Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Group Inc. (the “Company” or “Global”) principal business activity is providing passenger and cargo aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines, LLC (collectively “Global USA”), GlobalX A320 Aircraft Acquisitions Corp. (“Acquisition A320”), GlobalX A321 Aircraft Acquisition Corp. (“Acquisition A321”), GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), LatinX Air S.A.S., GlobalX Colombia S.A.S. and Capitol Airlines, LLC. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP). The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2022 and 2021, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2022, balance sheet data was derived from that Annual Report and may not include disclosures required for presentation in conformity with U.S. GAAP. In our opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows

Our quarterly results are subject to seasonal and other fluctuations, including fluctuations resulting from the global COVID-19 pandemic and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2023, the Company had a working capital deficit of $19,453,377 and a retained deficit of $44,155,008. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

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

3.
EQUITY METHOD INVESTMENTS

The Company’s investments in affiliates accounted for using the equity method include a 50% interest in GlobalX Ground Team, LLC (“GlobalX Ground”) and approximately 13% ownership interest in Canada Jetlines Operations Ltd. (“Jetlines”) as of March 31, 2023.

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

As of December 31, 2021, the Company elected to write down GlobalX’s investment in the joint venture to zero. Going forward GlobalX has elected to self-perform all ground handling activities at Miami International Airport. As of March 31, 2023 and December 31, 2022, there was $0 due to GlobalX Ground and $0 and $28,681 loss recorded during the three months period ended March 31, 2023 and the year ended on December 31, 2022, respectively, with respect to the equity investment in GlobalX Ground.

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of March 31, 2023, the Company holds approximately 13% ownership in Jetlines. Jetlines did not generate net income during the year ended on December 31, 2022 and the three months period ended on March 31, 2023 .

4.
DEBT

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan will be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of March 31, 2023, the Company received $2.5 million from the loan.

The terms of the promissory note (the "Note") issued in connection with Loan include:

•
a maturity date of 6 months from the date of issuance (the “Maturity Date”) and the principal amount of the Note, together with any accrued and unpaid interest, will be payable on the Maturity Date;
•
the Note bears interest at the rate of 20% per annum, accruing monthly and payable on the Maturity Date;
•
the principal amount of the Note will be advanced in two tranches of $2.5 million each. The first tranche was advanced within one business day and the second tranche will be advanced after the Company delivers a draw down notice, but subject to the lender receiving internal approval for the second tranche; and
•
the Note is unsecured, is not convertible and provides for no warrants.

On March 17, 2022, the Company entered into agreements (each a “Subscription Agreement”) pursuant to which the Company sold $6.0 million of its securities (the “Financing”). The securities sold in the Financing consisted of (1) non-convertible debentures (each, a “Debenture”) and (2) one common stock purchase warrant (each, a “Warrant”) for every US$1.24 of principal of the Debentures purchased for gross proceeds of up to $6.0 million. Each Warrant is exercisable into one share of common stock (each, a “Warrant Share”) at an exercise price of US$1.24 per Warrant Share with an exercise period of 24 months from the date of closing.

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

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

On July 12, 2021, the Company completed a share capital reorganization creating a new class of shares, Class B Non-Voting Common Stock. As of March 31, 2023 and December 31, 2022, the Company had 37,334,659 and 32,668,320 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 13,426,379 and 15,234,849 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three months ended March 31, 2023 and 2022:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2022	17,631,350	$1.05
Issued	4,838,707	1.24
Exercised	(20,700)	0.49
Expired	-	-
Outstanding, March 31, 2022	22,449,357	1.09

Outstanding, January 1, 2023	19,633,911	$1.18
Issued	-	-
Exercised	(2,499,453)	$0.43
Expired	-	-
Outstanding, March 31, 2023	17,134,458	1.29

As of March 31, 2022, the following common stock share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
2,804,106	USD$0.48	0.23	April 23, 2022
4,882,838	USD$1.00	1.07	April 26, 2023
203,840	USD$0.62	1.07	April 26, 2023
2,182,553	USD$0.39	1.09	May 4, 2023
4,838,707	USD$1.24	1.99	March 28, 2024
7,537,313	USD$1.50	4.08	April 29, 2026
22,449,357

As of March 31, 2023, the following common stock share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,649,238	USD$1.00	0.07	April 26, 2023
109,200	USD$0.62	0.07	April 26, 2023
4,838,707	USD$1.24	0.99	March 28, 2024
7,537,313	USD$1.50	3.08	April 29, 2026
17,134,458

7.
SHARE-BASED PAYMENTS

The maximum number of shares of common stock ("Voting Shares") issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

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

The following is a summary of stock option activities for the three months ended March 31, 2023 and 2022:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2022	920,668	$0.25	$0.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,667)	0.25	0.57
Outstanding, March 31, 2022	904,001	0.25	0.48

Outstanding January 1, 2023	820,668	$0.25	$0.34
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding, March 31, 2023	470,668	0.25	0.54

As of March 31, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	$0.47	1.25	June 29, 2023
704,001	333,331	$0.25	3.23	June 23, 2025
50,000	33,333	$0.62	3.48	September 23, 2025
904,001	516,664

As of March 31, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	0.25	2.23	June 23, 2025
50,000	50,000	0.62	2.48	September 23, 2025
470,668	470,668

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

There were no stock options granted during the three months ended March 31, 2023 and 2022.

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

The following is a summary of RSU activities for the three months ended March 31, 2023 and 2022:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2022	2,067,500	$1.16
Granted	620,000	1.37
Issuance of common stock	—	—
Forfeited	(400,000)	1.48
Outstanding March 31, 2022	2,287,500	1.02

Outstanding, January 1, 2023	3,305,837	$1.14
Granted	1,687,777	0.97
Issuance of common stock	(400,542)	1.04
Forfeited	(129,315)	0.96
Outstanding March 31, 2023	4,463,757	1.10

During the three months ended March 31, 2023 and 2022, the Company recognized share-based payments expense with respect to stock options and RSUs of $500,630 and $382,612, respectively.

The remaining compensation that has not been recognized as of March 31, 2023 with regards to RSUs and the weighted average period they will be recognized are $3,286,018 and 2.12 years.

8.
INCOME TAXES

The Company’s expected effective tax rate for the three months ended March 31, 2023, and 2022 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

9.
COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements and financing arrangements.

On February 24, 2023, the Company entered into a lease agreement for an aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be on July 2023 and will run through 74 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

During the three months ended March 31, 2023, the Company entered into five finance lease agreements for equipment to support the Company's technical operations. Payments under these finance lease agreements are fixed for terms of 7 years.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of March 31, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2023	$646,162	$10,111,250
2024	861,549	10,937,500
2025	861,549	10,835,000
2026	861,549	9,702,100
2027	724,648	6,890,000
2028 and thereafer	1,013,641	14,625,058
Total minimum lease payments	4,969,098	63,100,908
Less amount representing interest	1,403,824	19,069,639
Present value of minimum lease payments	3,565,274	44,031,269
Less current portion	461,867	7,271,902
Long-term portion	3,103,407	36,759,367

The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended March 31,
	2023	2022
Finance lease cost
Amortization of leased assets	$114,009	$-
Interest of lease liabilities	93,009	—
Operating lease cost
Operating lease cost (1)	3,216,770	1,817,845
Total lease cost	3,423,788	1,817,845

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term
Operating leases	6.30 years	5.50 years
Finance leases	5.95 years	—
Weighted-average discount rate
Operating leases	11.63%	10.07%
Finance leases	12.14%	—

The table below presents cash and non-cash activities associated with our leases:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,017,874	$-
Financing cash flows from finance leases	111,373	—

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

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net income (loss)	$(6,071,704)	$(4,779,502)
Denominator:
Weighted average common shares outstanding - Basic	54,490,925	51,241,326
Dilutive effect of stock options and warrants	—	—

Weighted average common shares outstanding - Diluted	54,490,925	51,241,326

Basic loss per share	$(0.11)	$(0.09)
Diluted loss per share	$(0.11)	$(0.09)

There were 17,134,458 warrants, 470,668 options, and 4,463,757 RSUs outstanding at March 31, 2023 and 22,449,357 warrants, 904,001 options and 2,287,500 RSUs outstanding at March 31, 2022 that were excluded from the calculation of diluted EPS. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three months ended March 31, 2023 and 2022, as inclusion would have an anti-dilutive effect.

11.
RELATED PARTY TRANSACTIONS

On May 19, 2021, the Company entered into an arrangement agreement to complete a spin-out of the shares of its wholly owned subsidiary, Canada Jetlines Operations Ltd. (“Jetlines”). On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of March 31, 2023, Global Crossing Airlines hold approximately 13% of the outstanding at March 31, 2023. Currently, Global continues to provide back-office support including sharing the costs of the Company’s aircraft fleet management software (TRAX).

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of March 31, 2023 and December 31, 2022, amounts due to related parties include the following:

a.
Global earned and was owed $125,490 and $110,177, respectively, in relation to shared TRAX services with Canada Jetlines LLC.

Other Related Party Transactions and Balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity who holds approximately 4% of issued and outstanding shares. The Company made advanced payments totaling $250,000 to Smartlynx as security deposit for one passenger aircraft and it is included in deposits and other assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report and the audited financial statements included in the Company’s Annual Report for December 31, 2022 on Form 10-K. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview

Global Crossing Airlines Group Inc. (“GlobalX” or the “Company”) operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX’s business model is to (1) provide services on an ACMI using wet lease contracts to airlines and non-airlines, and (2) on a Full Service ("Charter") basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America. GlobalX began operating the Airbus A321 freighter (“A321F”) during the first quarter of 2023 after completing all FAA certification requirements with the A321F.

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

Launch cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate and into the fleet commencing Q1 2023, and expects cargo to be an integral part of the GlobalX business. GlobalX operates its A321Fs under ACMI charter operations with major package operators and major freight and logistics companies. Under these types of arrangements, customarily, these operators will take the commercial risk associated with the selling of the cargo and provide all ground handling and cargo-specific operations, with GlobalX assuming the operational risk of providing a functional aircraft, trained crew, in a safe and on time manner as the ACMI operator.

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

We provide our services through two contract structures: (1) ACMI and (2) Charter.

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

Because our ACMI customers are responsible for fuel costs, our expected commercial ACMI revenues would not be affected directly by fuel price changes. However, a significant increase in fuel prices would likely have an adverse effect on demand for the use of our aircraft, which could have a material adverse effect on our profitability and financial position.

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

Business Strategy

GlobalX seeks to become the best-in-class U.S. narrow-body, ACMI and full services contract charter airline, operating both passenger and cargo charter aircraft while recruiting and maintaining a dynamic team of customer-centric flight crews, ground teams and management staff.

In launching a US 121 Domestic Flag and Supplemental charter airline in the United States, GlobalX has done the following:

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

Business Developments

Our results for the three months ended March 31, 2023, were impacted by the following:

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

Three months ended March 31, 2023 and 2022

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Fleet & Block Hours

	Three Months Ended March 31,
Operating Fleet	2023	2022	Inc/(Dec)
A320	6.0	5.0	1.0
A321	2.7	1.0	1.7
Total Operating Average Aircraft Equivalents	8.7	6.0	2.7
Total Block Hours	3,134	1,729	1,405

Block Hours for the three months ended March 31, 2023 increased by 1,405 or 81% compared with the same period in 2022. The increase in block hours were driven by the availability of additional aircraft as the fleet grew from six to nine aircraft, a 50% increase, the availability of additional pilots as our number of pilots grew from 51 to 85, a 66% increase driving higher utilization of our available aircraft.

Operating Revenue

The following table compares our Operating Revenue (in dollars):

	Three Months Ended March 31,
	2023	2022	Inc/(Dec)	% Change
Operating Revenue	$32,150,554	$16,380,011	$15,770,543	96.3%

Operating revenue for the three months ended March 31, 2023 increased by $15.8 million or 96.3%, compared with the same period in 2022. A number of factors drove the increase including the increase in the operating fleet from six to eight passenger aircraft and the addition of one cargo aircraft during the first quarter of 2023, increased utilization of existing aircraft partially driven by the increased portion of Charter flying which included fuel and contracted ground services expenses. Charter block hours flown were up 116% and ACMI block hours flown were up 45% compared with the same period in 2022 contributing to a proportion of the percentage increase in revenue. These factors drove an increase in revenue per block hour of approximately 26% and on the basis of 88% in the volume of hours flown when compared to the same period in 2022.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Three Months Ended March 31,
Operating Expenses	2023	2022	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$11,167,593	$5,865,074	$5,302,519	90.4%
Aircraft Fuel	7,948,962	3,250,554	4,698,408	144.5%
Maintenance, materials and repairs	1,558,724	1,190,823	367,901	30.9%
Depreciation and amortization	443,139	23,312	419,827	1800.9%
Contracted ground and aviation services	4,852,811	2,955,576	1,897,235	64.2%
Travel	2,253,833	1,295,110	958,723	74.0%
Insurance	948,781	857,268	91,513	10.7%
Aircraft Rent	5,644,028	3,359,674	2,284,354	68.0%
Other	2,862,672	2,345,908	516,764	22.0%
Total Operating Expenses	$37,680,543	$21,143,299	$16,537,244	78.2%

Total operating expenses for the three months ended March 31, 2023 increased by $16.5 million, or 78.2% compared with the same period in 2022, as a direct result of the increase in the operating fleet from six to nine aircraft, resources to operate those aircraft and fuel and contracted ground services required to fly Charters.

The increase in salaries, wages, and benefits of $5.3 or 90.4% million is primarily due to the hiring and training of pilots and other airline personnel.

The increase in aircraft fuel of $4.7 million or 144.5% was mainly due to an increase of 76% in the volume of Charter block hours flown and an increase of 36% in the fuel average price.

Aircraft rent increased by $2.3 million or 68% due to the increase in the number of aircraft from six aircraft in Q1 2022 to nine aircraft in Q1 2023.

The increase in contracted ground and aviation services was primarily driven by the increase of 76% in Charter hours.

Depreciation and amortization increased by $419.8 thousand or 1,800% primarily driven by excess scrapping of rotable parts.

Non-operating Expenses

The following table compares our Non-operating Expenses (Income) (in thousands):

	Three Months Ended March 31
Non-Operating Expenses	2023	2022	Inc/(Dec)	% Change
Interest Expense	541,715	16,214	525,501	3241.0%
Total Non-Operating Expenses	$541,715	$16,214	$525,501	3241.0%

Non-operating expense for the three months ended March 31, 2023 increased by $525.5 thousand, or 3,241% compared with the same period in 2022, primarily driven by interest expense on the debentures issued during March 2022 and the working capital loan of $2.5 million (up to $5 million) entered in January 2023.

Liquidity and Capital Resources

The most significant liquidity events for the three months ended March 31, 2023 and 2022 were as follows:

Operating Activities. For the three months ended March 31, 2023, Net cash used by operating activities increased by $0.7 million to $1.8 million, which primarily reflected Net loss of $6.1 million, increase in accounts receivable of 1.3 million, increase in prepaid, deposits and other assets of $0.9 million, decrease in operating lease obligations of $1.8 million, partially offset by an increase in accounts payable of $359 thousand, and an increase in accrued liabilities and other liabilities of $4.8 million. The Net loss was also offset by noncash adjustments of $443.1 thousand for depreciation expense, $500.6 thousand for share-based payments, $1.8 million for amortization of right-of-use assets and $250.4 thousand for amortization of debt issuance costs. For the three months ended March 31, 2022, net cash used by operating activities was $912.0 thousand, which primarily reflected net loss of $4.8 million, an increase in Prepaid expenses and other assets of $839.7 thousand, and a decrease in operating lease obligations of $731.3 thousand. These were partially offset by noncash adjustments of $382.6 thousand for share-based payments, and $950.3 thousand for amortization of right-of-use assets, an increase in accrued liabilities of $729.2 thousand, and an increase in accounts payable of $3.1 million.

Investing Activities. For the three months ended March 31, 2023, net cash used for investing activities decreased by $700 thousand to $200 thousand related to purchases of property and equipment. For the three months ended March 31, 2022, Net cash used for investing activities was $890.9 thousand, consisting primarily of $617.8 thousand related to deferred costs and other assets and $273.0 thousand related to Purchases of property and equipment.

Financing Activities. For the three months ended March 31, 2023, Net cash provided by financing activities decreased by $2.0 million to $3.8 million, consisting primarily of $2.5 million of Note Payable, proceeds on issuance of shares of $1.2 million, partially offset by $111.4 thousand in Principal payments on finance leases. For the three months ended March 31, 2022, Net cash provided by financing activities was $5.7 million, which primarily reflected $5.9 million related to Note Payable, partially offset by $197.6 thousand for payments to related parties.

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

We do not expect to pay any significant U.S. federal income tax in 2023.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29th, 2023 Global Crossing Airlines and GEM entered into a final settlement which included a payment plan for the $2,000,000 CAD over nine months plus the extention of the agreement for 12 months. Consequently, GlobalX has adjusted the current liabilities to reverse the previously accrued interest and attorney’s fees no longer due. Upon final payment GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue.

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIGNATURE	TITLE	DATE

/s/ Edward Wegel	CEO	May 10, 2023
Edward Wegel

/s/ Ryan Goepel	CFO	May 10, 2023
Ryan Goepel

/s/ Alan Bird	Director	May 10, 2023
Alan Bird

/s/ T. Allan McArtor	Director	May 10, 2023
T. Allan McArtor

/s/ David G. Ross	Director	May 10, 2023
David G. Ross

/s/ Deborah Robinson	Director	May 10, 2023
Deborah Robinson

/s/ Cordia Harrington	Director	May 10, 2023
Cordia Harrington