Form 10-Q
period 2023-06-30
Global Crossing Airlines Group Inc.
filed 2023-08-09
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of August 8, 2023 was 57,459,361 shares, consisting of 38,875,739 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 13,046,309 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended June 30, 2023

i

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,157,386	$1,875,673
Restricted cash	$4,268,749	$3,585,261
Accounts receivable, net of allowance	$5,496,021	$2,664,174
Prepaid expenses and other current assets	$2,913,836	$2,193,449
Current assets held for sale	$704,777	$1,405,741
Total Current Assets	$17,540,769	$11,724,298
Property and equipment, net	$3,105,637	$2,441,288
Finance leases, net	$3,826,247	$2,710,899
Operating lease right-of-use assets	$61,602,362	$27,952,609
Deposits and other assets	$9,033,168	$6,334,878
Total Assets	$95,108,183	$51,163,973

Current liabilities
Accounts payable	$9,913,030	$4,997,080
Accrued liabilities	$13,122,583	$9,458,629
Deferred revenue	$7,778,549	$3,200,664
Customer deposits	$5,875,991	$1,617,337
Current portion of notes payable	$8,507,869	$1,810,468
Current portion of long-term operating leases	$9,148,095	$6,445,915
Current portion of finance leases	$488,342	$335,527
Total current liabilities	$54,834,459	$27,865,621
Other liabilities
Note payable	$596,572	$5,081,294
Long-term operating leases	$54,465,291	$23,189,835
Other liabilities	$3,307,364	$2,282,892
Total other liabilities	$58,369,227	$30,554,020
Commitments and Contingencies	$—	$—
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 57,307,695 and 53,440,482 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$57,308	$53,440
Additional paid-in capital	$33,473,220	$30,774,197
Retained deficit	$(51,626,030)	$(38,083,304)
Total stockholders’ equity (Deficit)	$(18,095,502)	$(7,255,667)
Total Liabilities and Equity (Deficit)	$95,108,183	$51,163,973

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating Revenue	$31,475,076	$17,441,980	$63,625,630	$33,821,992
Operating Expenses
Salaries, Wages, & Benefits	12,139,960	7,251,870	23,307,554	13,116,732
Aircraft Fuel	6,087,480	4,387,135	14,036,442	7,637,689
Maintenance, materials and repairs	1,766,857	964,352	3,325,581	2,155,175
Depreciation and amortization	443,016	79,898	886,155	103,212
Contracted ground and aviation services	5,201,126	3,087,023	10,053,937	6,037,266
Travel	1,346,980	830,208	3,600,813	2,125,530
Insurance	1,245,258	909,181	2,370,117	1,766,450
Aircraft Rent	6,830,359	3,834,230	12,474,387	7,193,904
Other	3,190,502	2,629,323	5,994,566	4,980,561
Total Operating Expenses	38,251,539	23,973,220	76,049,552	45,116,519
Operating Loss	(6,776,462)	(6,531,240)	(12,423,922)	(11,294,527)
Non-Operating Expenses
Interest Expense	694,560	234,417	1,118,806	250,631
Total Non-Operating Expenses	694,560	234,417	1,118,806	250,631
Loss before income taxes	(7,471,022)	(6,765,657)	(13,542,728)	(11,545,158)
Income tax expense	—	—	—	—
Net Loss	(7,471,022)	(6,765,657)	(13,542,728)	(11,545,158)
Loss per share:
Basic	$(0.13)	$(0.13)	$(0.24)	$(0.22)
Diluted	$(0.13)	$(0.13)	$(0.24)	$(0.22)
Weighted average number of shares outstanding	56,857,629	51,505,095	55,680,815	51,373,939
Fully diluted shares outstanding	56,857,629	51,505,095	55,680,815	51,373,939

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	51,237,876	$51,237	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	20,700	21	9,909	—	9,930
Warrants issued			2,130,642		2,130,642
Share based compensation on stock options or RSUs	—	—	382,612	—	382,612
Loss for the period	—	—	—	(4,779,502)	(4,779,502)
Ending – March 31, 2022	51,258,576	$51,258	$28,980,063	$(27,041,809)	$1,989,512
Issuance of shares – warrants and options exercised	1,305,362	1,306	633,006	—	634,312
Warrants issued	—	—	—	—	—
Share based compensation on stock options or RSUs	—	—	343,007	—	343,007
Subscription receivable	—	—	—	—	—
Loss for the period	—	—	—	(6,765,657)	(6,765,657)
Ending – June 30, 2022	52,563,938	$52,564	$29,956,076	$(33,807,466)	$(3,798,826)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2023	53,440,482	$53,440	$30,774,197	$(38,083,304)	$(7,255,667)
Issuance of shares – options exercised	150,000	150	67,106	—	67,256
Issuance of shares - warrants exercised	2,499,453	2,499	1,133,802	—	1,136,301
Issuance of shares - share based compensation on RSUs	208,416	208	500,421	—	500,629
Loss for the period	—	—	—	(6,071,704)	(6,071,704)
Ending – March 31, 2023	56,298,351	$56,297	$32,475,526	$(44,155,008)	$(11,623,185)
Issuance of shares – options exercised	—	—	—	—	—
Issuance of shares - warrants exercised	227,630	228	221,434	—	221,662
Issuance of shares - share based compensation on RSUs	481,593	482	577,580	—	578,062
Issuance of shares - ESPP	300,121	301	198,680	—	198,981
Loss for the period	—	—	—	(7,471,022)	(7,471,022)
Ending – June 30, 2023	57,307,695	$57,308	$33,473,220	$(51,626,030)	$(18,095,502)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,542,728)	$(11,545,158)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	893,988	103,210
Bad debt expense (recovery)	(17,540)	51,356
Gain on sale of spare parts	(107,117)	—
Amortization of debt issue costs	530,729	—
Amortization of operating lease right of use asset	3,646,948	1,913,191
Share-based payments	1,108,538	725,619
Foreign exchange loss	1,200	4,652
Loss on sale of property	135,772	—
Interest on finance leases	202,064	—
Changes in assets and liabilities
Accounts receivable	(2,931,205)	(488,316)
Assets held for sale	700,964	—
Prepaid expenses and other current assets	(684,068)	(563,886)
Accounts payable	4,767,261	1,362,684
Accrued liabilities and other liabilities	12,344,141	3,614,574
Operating lease obligations	(3,668,823)	(1,387,700)
Other liabilities	232,457	—
Net cash provided (used) in operating activities	3,612,581	(6,209,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,068,839)	(863,775)
Deposits, deferred costs and other assets	(2,969,133)	(1,889,235)
Net cash used in investing activities	(4,037,972)	(2,753,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	—	(197,558)
Principal payments on finance leases	(220,895)	—
Proceeds on issuance of shares	1,594,353	644,242
Proceeds from note payable	2,017,134	5,925,529
Net cash provided by financing activities	3,390,592	6,372,213

Net increase (decrease) in cash, cash equivalents and restricted cash	2,965,201	(2,590,571)

Cash, cash equivalents and restricted cash - beginning of the period	5,460,934	7,994,001
Cash, cash equivalents and restricted cash - end of the period	$8,426,135	$5,403,430

Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$37,296,700	5,390,848
Equipment acquired through finance leases	1,334,004	—
Note Payable reductions through accounts receivable from sale of Assets held for sale	336,385	—

Cash paid for

Interest	$472,572	15,665
Taxes	-	-

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Group Inc. (the “Company” or “Global”) principal business activity is providing passenger and cargo aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the United States, Caribbean, Latin American and European markets.

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “Global USA”), GlobalX A320 Aircraft Acquisitions Corp. (“Acquisition A320”), GlobalX A321 Aircraft Acquisition Corp. (“Acquisition A321”), GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), LatinX Air S.A.S. and GlobalX Colombia S.A.S.. All intercompany transactions and balances have been eliminated on consolidation.

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2023, the Company had a working capital deficit of $37,293,689 and a retained deficit of $51,626,030. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2.
NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an “expected loss” model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 was initially effective for non- public companies for fiscal years and interim periods beginning after December 15, 2021, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the effective date for certain entities, such as the Company, to apply ASU 2016-13 until fiscal years and interim periods beginning after December 15, 2022. The adoption of ASU 2016-13 had no impact on our consolidated financial statements.

3.
EQUITY METHOD INVESTMENTS

The Company’s investments in affiliates accounted for using the equity method include an approximately 13% ownership interest in Canada Jetlines Operations Ltd. (“Jetlines”) as of June 30, 2023.

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of June 30, 2023, the Company holds approximately 13% ownership in Jetlines. Jetlines did not generate net income during the year ended on December 31, 2022 and the six months period ended on June 30, 2023.

4.
DEBT

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan will be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of June 30, 2023, the Company received $2.5 million from the loan.

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

As of June 30, 2023, Current Portion of Notes Payable includes the outstanding balance of $994,934, in connection with the payment plan agreed by Global Crossing Airlines and GEM for the $2,000,000 CAD final settlement.

See footnote 12. Subsequent Events for information about the new $35 million of senior secure notes due 2029 and pay-off of the existing debt as of June 30,2023.

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

On July 12, 2021, the Company completed a share capital reorganization creating a new class of shares, Class B Non-Voting Common Stock. As of June 30, 2023 and December 31, 2022, the Company had 38,724,073 and 32,668,320 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 13,046,309 and 15,234,849 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three and six months periods ended June 30, 2023 and 2022:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2022	17,631,350	$1.05
Issued	4,838,707	1.24
Exercised	(20,700)	0.49
Expired	-	-
Outstanding, March 31, 2022	22,449,357	1.09
Issued	-	-
Exercised	(1,078,470)	0.48
Expired	(40,261)	0.48
Outstanding, June 30, 2022	21,330,626	1.32

Outstanding, January 1, 2023	19,633,911	$1.18
Issued	-	-
Exercised	(2,499,453)	0.43
Expired	-	-
Outstanding, March 31, 2023	17,134,458	1.29
Issued	-	-
Exercised	(227,630)	0.97
Expired	(4,530,808)	0.99
Outstanding, June 30, 2023	12,376,020	1.40

As of June 30, 2022, the following common stock share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
1,685,375	USD$0.48	0.18	September 3, 2022
203,840	USD$0.62	0.82	April 26, 2023
4,882,838	USD$1.00	0.82	April 26, 2023
2,182,553	USD$0.39	0.84	May 4, 2023
4,838,707	USD$1.24	1.75	March 28, 2024
7,537,313	USD$1.50	3.83	April 29, 2026
21,330,626

As of June 30, 2023, the following common stock share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,838,707	USD$1.24	0.75	March 28, 2024
7,537,313	USD$1.50	2.83	April 29, 2026
12,376,020

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

The following is a summary of stock option activities for the three and six months periods ended June 30, 2023 and 2022:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2022	920,668	$0.25	$0.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,667)	0.25	0.57
Outstanding, March 31, 2022	904,001	0.25	0.48
Granted	—	—	—
Exercised	(33,333)	0.25	0.57
Forfeited	—	—	—
Outstanding, June 30, 2022	870,668	0.25	0.48

Outstanding January 1, 2023	820,668	$0.25	$0.34
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding, March 31, 2023	470,668	0.25	0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2023	470,668	0.25	0.54

As of June 30, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	$0.48	1.00	June 29, 2023
670,668	670,668	$0.25	2.98	June 23, 2025
50,000	33,333	$0.62	3.24	September 23, 2025
870,668	854,001

As of June 30, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	0.25	1.98	June 23, 2025
50,000	50,000	0.62	2.24	September 23, 2025
470,668	470,668

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

There were no stock options granted during the three and six months ended June 30, 2023 and 2022.

Restricted share units

The Company grants restricted share units (“RSUs”) to directors, officers, employees and consultants as compensation for services, pursuant to its Amended RSU Plan (the “RSU Plan”). One restricted share unit has the same value as a Voting Share. The number of RSUs awarded and underlying vesting conditions are determined by the Board of Directors in its discretion.

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Voting Shares from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a Voting Share, calculated as the closing price of the Voting Shares on the NEO exchange for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

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

The following is a summary of RSU activities for the three and six months periods ended June 30, 2023 and 2022:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2022	2,067,500	$1.16
Granted	620,000	1.37
Issuance of common stock	—	—
Forfeited	(400,000)	1.48
Outstanding March 31, 2022	2,287,500	1.02
Granted	—	—
Issuance of common stock	—	—
Forfeited	(115,000)	1.79
Outstanding June 30, 2022	2,172,500	1.47

Outstanding, January 1, 2023	3,305,837	$1.14
Granted	1,687,777	0.97
Issuance of common stock	(400,542)	1.04
Forfeited	(129,315)	0.96
Outstanding March 31, 2023	4,463,757	1.10
Granted	1,155,000	0.97
Issuance of common stock	(467,500)	0.91
Forfeited	(378,334)	1.01
Outstanding June 30, 2023	4,772,923	1.01

During the three and six months ended June 30, 2023, the Company recognized share-based payments expense with respect of stock options and RSUs of $607,908 and $1,108,538, respectively. During the three and six months ended June 30, 2022, the Company recognized share-based payments expense with respect to stock options and RSUs of $343,007 and $725,619, respectively.

The remaining compensation that has not been recognized as of June 30, 2023 with regards to RSUs and the weighted average period they will be recognized are $3,767,328 and 2.18 years.

8.
INCOME TAXES

The Company’s expected effective tax rate for the three and six months periods ended June 30, 2023, and 2022 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

9.
COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements and financing arrangements.

On October 14, 2021, the Company entered into a lease agreement for an A321f cargo aircraft. The ten year lease term commenced on January 24, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On January 27, 2023, the Company entered into a lease agreement for an A320 passenger aircraft. The six year lease term commenced on April 21, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On June 21, 2022, the Company entered into a lease agreement for a second A321f cargo aircraft. The eight year lease term commenced on June 1, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 96 months, plus supplemental rent for maintenance of the aircraft.

On February 24, 2023, the Company entered into a lease agreement for an A330 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 74 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 16, 2023, the Company signed a lease agreement for an A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in August 2023 and will run through 48 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

On July 27, 2023, the Company signed a lease agreement for an A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be between October 2023 and March 2024 and will run through the next heavy maintenance visit reached (estimated to be in February 2028) from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

During the six months ended June 30, 2023, the Company entered into ten finance lease agreements for equipment to support the Company's technical operations. Payments under these finance lease agreements are fixed for terms of 5 years.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2023	$443,839	$8,358,750
2024	887,679	15,557,500
2025	887,679	15,455,000
2026	887,679	14,322,100
2027	770,680	11,510,000
2028 and thereafer	1,038,380	27,205,710
Total minimum lease payments	4,915,936	92,409,060
Less amount representing interest	1,346,860	28,795,674
Present value of minimum lease payments	3,569,076	63,613,386
Less current portion	488,342	9,148,095
Long-term portion	3,080,734	54,465,291

The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of leased assets	$104,646	$-	$218,655	$-
Interest of lease liabilities	101,429	—	202,064	—
Operating lease cost
Operating lease cost (1)	1,799,976	2,061,074	3,646,948	1,913,191
Total lease cost	2,006,051	2,061,074	4,067,667	1,913,191

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term
Operating leases	6.52 years	4.81 years
Finance leases	5.71 years	—
Weighted-average discount rate
Operating leases	12.12%	10.55%
Finance leases	12.16%	—

The table below presents cash and non-cash activities associated with our leases:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,668,823	$1,387,700
Financing cash flows from finance leases	220,895	—

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

The following table shows the computation of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Numerator:
Net income (loss)	$(7,471,022)	$(6,765,657)
Denominator:
Weighted average common shares outstanding - Basic	56,857,629	51,505,095
Dilutive effect of stock options and warrants	—	—

Weighted average common shares outstanding - Diluted	56,857,629	51,505,095

Basic loss per share	$(0.13)	$(0.13)
Diluted loss per share	$(0.13)	$(0.13)

The following table shows the computation of basic and diluted earnings per share for the six months ended June 30, 2023 and 2022:

	Six Months Ended Jun 30, 2023	Six Months Ended Jun 30, 2022
Numerator:
Net loss	$(13,542,728)	$(11,545,158)
Denominator:
Weighted average common shares outstanding - Basic	55,680,815	51,373,939
Dilutive effect of stock options and warrants	—	—

Weighted average common shares outstanding - Diluted	55,680,815	51,373,939

Basic loss per share	$(0.24)	$(0.22)
Diluted loss per share	$(0.24)	$(0.22)

There were 12,376,020 warrants, 470,668 options, and 4,772,923 RSUs outstanding at June 30, 2023 and 21,330,626 warrants, 870,668 options and 2,172,500 RSUs outstanding at June 31, 2022 that were excluded from the calculation of diluted EPS. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022, as inclusion would have an anti-dilutive effect.

11.
RELATED PARTY TRANSACTIONS

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of its wholly owned subsidiary, Canada Jetlines Operations Ltd. ("Jetlines") to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of June 30, 2023, Global Crossing Airlines hold approximately 13% of the outstanding at June 30, 2023. Currently, Global continues to provide back-office support including sharing the costs of the Company’s aircraft fleet management software (TRAX).

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of June 30, 2023 and December 31, 2022, amounts due to related parties include the following:

a.
Global earned and was owed $268,740 and $110,177, respectively, in relation to shared TRAX services with Canada Jetlines LLC.

Other Related Party Transactions and Balances

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

Smartlynx Airlines Malta Limited is an entity who holds approximately 4% of issued and outstanding shares. The Company made advanced payments totaling $250,000 to Smartlynx as security deposit for one passenger aircraft and it is included in deposits and other assets on the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

12. SUBSEQUENT EVENTS

On July 3, 2023, the Company voluntarily dissolved GlobalX Ground Team LLC. The Company had a 50% interest in GlobalX Ground Team LLC and the dissolution had no impact in the Company's financial statements.

On August 2, 2023, the Company announced the closing of the placement of $35 million of senior secure notes due 2029.

The terms of the senior secure notes include:

•
a term of 6 years and maturity date of June 30, 2029;

•
the notes bears interest at a fixed rate of 15% per annum and include an upfront fee of 2% of the principal payment;
•
the Company is permitted to prepay all (but not less than all) of the notes beginning on July 1, 2025 subject to a redemption premium;
•
the investors will be issued 10 million warrants, each exercisable into one share of Class A common stock at an exercise price of $1.00 per share, with such warrants expiring on June 30, 2030;
•
each of the Company's material subsidiaries will guarantee the notes;
•
the notes and the related guarantees will be secured by a lien on substantially all of the property and assets of the Company and the guarantors of the notes.

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

Background

Certain Terms - Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity, and efficiency.

ACMI:

Service offering, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance, and insurance, while customers assume fuel, demand and price risk. In addition, customers are generally responsible for landing, navigation and most other operational fees and costs

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal
Charter

Service offering, whereby we provide cargo and passenger aircraft charter services to customers. The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs

Net Available Aircraft	The number of aircraft available each month reduced by (netted) days the aircraft is unavailable due to various maintenance events or deliveries during a month
2Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every two years and can take from 20 – 40 days to complete.
6Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 45-75 days to complete
12Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 60 – 100 days to complete
Heavy Maintenance

Scheduled maintenance activities that are extensive in scope and are primarily based on time or usage intervals, which include, but are not limited to, C Checks,2Y Checks, 6Y Checks, 12Y checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be Heavy Maintenance.

Line Maintenance	Maintenance events occurring during normal day-to-day operations.
Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components, including landing gear, auxiliary power units and engine thrust reversers.
Utilization	The average number of Block Hours operated per day per aircraft.

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

GlobalX operates its A320 family aircraft for airlines, tour operators, college and professional sports teams, incentive groups, resorts and casino groups and government agencies. It is our goal to deliver best in class on time performance and dispatch reliability; Expand existing relationships and develop additional relationships with leading charter/tour operators to provide aircraft during their peak seasons; and provide ad-hoc and track charter programs for non-airline customers, including hotels, casinos, cruise ship companies, tour operators.

Business Developments

The first half of 2023 for GlobalX was characterized by the achievement of significant regulatory milestones in addition to considerable investment in crew, staff, maintenance, and systems to build out our platform, bolster our infrastructure to prepare GlobalX to rapidly expand through the delivery of several aircraft while preparing the organization for what will be an incredibly business second half of 2023. GlobalX is comprised of three key assets which allows us to generate income – our certifications, our aircraft, and our crew.

From a regulatory perspective GlobalX in the first half of 2023 has achieved the following:

•
Received our EASA TCO allowing us to operate in Europe
•
Received our UK TCO allowing us to operate in the UK
•
Received our Cargo Certification from the FAA allowing us to launch Cargo operations
•
Successfully passed our DOD Audit – allowing us to register and start operating flights for the Department of Defense
•
Successfully passed our IOSA Audit – allowing us to operate for other airlines without an extensive audit process

From an aircraft perspective GlobalX in the first half of 2023 has achieved the following:

•
Taken delivery of two A321F to launch Cargo operations
•
Taken delivery of one A320 passenger aircraft
•
Completed four heavy maintenance events and two major non-heavy maintenance events

From a crew perspective GlobalX in the first half of 2023 has achieved the following:

•
Hired and trained the required number of people in dispatch, crew scheduling, operation control center and maintenance to allow for 24 hours, 7 day a week operation on a global basis
•
Increased our pilot headcount from 60 to 118

In short, the first half of the year was a time when GlobalX invested in its people, prepared for its growth, and established a robust infrastructure for its future.

Launch cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate and into the fleet commencing Q1 2023 and expects cargo to be an integral part of the GlobalX business. GlobalX operates its A321Fs under ACMI charter operations with major package operators and major freight and logistics companies. Under these types of arrangements, customarily, these operators will take the commercial risk associated with the selling of the cargo and provide all ground handling and cargo-specific operations, with GlobalX assuming the operational risk of providing a functional aircraft, trained crew, in a safe and on time manner as the ACMI operator.

Location of Operations Bases

GlobalX operates from one primary geographic base:

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
•
In addition, the Company has established Airlines Use Agreements with Orlando (MCO), Nashville (BNA), Dallas (DFW), Minneapolis (MSP), Austin (AUS) and Las Vegas (LAS)

GlobalX also maintains two additional crew bases at the following locations:

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

Aircraft Maintenance

Heavy maintenance checks are expected to be sourced out to FAA-approved service providers. The 6Y and 12Y checks will be primarily paid for using funds from the accrued maintenance reserves paid to lessors under operating leases.

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

Three months ended June 30, 2023 and 2022

Operating Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Operating Revenue, Fleet & Block Hours

	Three Months Ended June 30,
	2023	2022	Inc/(Dec)	% Change
Operating Revenue	$31,475,076	$17,441,980	$14,033,096	80.5%

	Three Months Ended June 30,
Operating Fleet	2023	2022	Inc/(Dec)
A320	8.0	5.3	2.7
A321	2.7	1.0	1.7
Total Operating Average Aircraft Equivalents	10.7	6.3	4.4
Net Aircraft Available	7.8	5.9	2.0
Total Block Hours	3,585	2,108	1,477
Average Utilization per available aircraft	457.9	358.5	99.4

Operating Revenue increased $14.0M or 80.5%, while Block Hours increased by 1,477 or 70% The increase in revenue is primarily driven by a 33% increase in net available aircraft, an increase of average utilization of 27% driven by an increase in pilots, customers, and an increase in Charter block hours as a percentage of total hours of 17%. Generally, a block hour operated on a Charter basis is 2.5x higher than a block hour operated on an ACMI basis.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Three Months Ended June 30,
Operating Expenses	2023	2022	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$12,139,960	$7,251,870	$4,888,090	67.4%
Aircraft Fuel	6,087,480	4,387,135	1,700,345	38.8%
Maintenance, materials and repairs	1,766,857	964,352	802,505	83.2%
Depreciation and amortization	443,016	79,898	363,118	454.5%
Contracted ground and aviation services	5,201,126	3,087,023	2,114,103	68.5%
Travel	1,346,980	830,208	516,772	62.2%
Insurance	1,245,258	909,181	336,077	37.0%
Aircraft Rent	6,830,359	3,834,230	2,996,130	78.1%
Other	3,190,503	2,629,323	561,180	21.3%
Total Operating Expenses	$38,251,539	$23,973,220	$14,278,320	59.6%

Salaries, wages, and benefits increased $4.9 million, or 67.4% primarily due to the hiring and training of pilots and other airline personnel as a result of the growing fleet and operations.

Aircraft fuel increased $1.7 million or 38.8% primarily due a 121% increase in Charter Block Hours which was significantly offset by an average decrease in the cost of fuel on a per gallon basis.

Maintenance, material and repairs increased by $0.8 million or 83.2% primarily due to an increase in the number of aircraft and costs associated with several non-heavy maintenance events in the quarter.

Depreciation and amortization increased by $0.4 million or 454% primarily due to an increased in the number of rotable parts, scrapping of rotable parts and amortization of new heavy maintenance events and leasehold improvements related to the onboarding of new aircraft.

Contracted ground and aviation services increased $2.1 million or 68.5% primarily due to the increase in Block Hours.

Travel increased by $0.5 million or 62.2% primarily due to the increase in Block Hours and a significant increase in the number of pilots in training who require hotel accommodations.

Aircraft rent increased by $3.0 million or 78.1% primarily due to the increase in the number of aircraft from nine aircraft to eleven aircraft.

Other increased by $0.8 million or 28.6% primarily due to costs associated with recruiting fees and investor relations activities.

Non-operating Expenses

The following table compares our Non-operating Expenses:

	Three Months Ended June 30,
Non-Operating Expenses	2023	2022	Inc/(Dec)	% Change
Interest Expense	694,560	234,417	460,143	196.3%
Total Non-Operating Expenses	$694,560	$234,417	$460,143	196.3%

Interest Expense increased by $0.5 million or 196% primarily driven by interest expense on the debentures issued during March 2022 and the working capital loan of $2.5 million (up to $5 million) entered in January 2023.

Six months ended June 30, 2023, and 2022

Operating Revenue, Fleet & Block Hours

The following table compares our Operating Revenue (in dollars):

	Six Months Ended June 30,
	2023	2022	Inc/(Dec)	% Change
Operating Revenue	$63,625,630	$33,821,992	$29,803,638	88.1%

	Six Months Ended June 30,
Operating Fleet	2023	2022	Inc/(Dec)
A320	7.5	5.2	2.3
A321	2.3	1.0	1.3
Total Operating Average Aircraft Equivalents	9.8	6.2	3.6
Net Aircraft Available	8.0	5.7	2.3
Total Block Hours	6,719	3,773	2,946
Average Utilization per available aircraft	836.8	663.2	173.6

Operating Revenue increased $29.8 million or 88.1%, while Block Hours increased by 2,946 or 78%. The increase in revenue is primarily driven by a 41% increase in net available aircraft, an increase of average utilization of 26% driven by an increase in pilots and customers, and an increase in Charter block hours as a percentage of total block hours of 17%. Generally, a block hour operated on a Charter basis is 2.5x higher than a block hour operated on an ACMI basis.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Six Months Ended June 30,
Operating Expenses	2023	2022	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	23,307,554	13,116,732	$10,190,822	77.7%
Aircraft Fuel	14,036,442	7,637,689	6,398,753	83.8%
Maintenance, materials and repairs	3,325,581	2,155,175	1,170,406	54.3%
Depreciation and amortization	886,155	103,212	782,943	758.6%
Contracted ground and aviation services	10,053,937	6,037,266	4,016,671	66.5%
Travel	3,600,813	2,125,530	1,475,283	69.4%
Insurance	2,370,117	1,766,450	603,667	34.2%
Aircraft Rent	12,474,387	7,193,904	5,280,483	73.4%
Other	5,994,566	4,980,561	1,014,005	20.4%
Total Operating Expenses	$76,049,552	$45,116,519	$30,933,033	68.6%

Salaries, wages, and benefits increased $10.1 million, or 77.7% primarily due to the hiring and training of pilots and other airline personnel as a result of the growing fleet and operations.

Aircraft fuel increased $6.4 million or 83.8% primarily due to a 121% increase in Charter Block Hours which was significantly offset by an average decrease in the cost of fuel on a per gallon basis..

Maintenance, materials and repairs increased $1.2 million or 54.3% primarily due to the increase in the number of aircraft.

Depreciation and amortization increased $0.8 million or 758% primarily due to an increased in the number of rotable parts, scrapping of rotable parts and amortization of new heavy maintenance events and leasehold improvements related to the onboarding of new aircraft.

Contracted ground and aviation services increased $3.9 million or 65.5% primarily due to the increase in Block Hours.

Travel increased $1.4 million or 69.4% primarily driven by the increase in Block Hours and costs associated with training new crew.

Aircraft rent increased $5.3 million or 73.4% primarily due to the increase in the number of aircraft from six aircraft to eleven aircraft.

Non-operating Expenses

The following table compares our Non-operating Expenses (in dollars):

	Six Months Ended June 30,
Non-Operating Expenses (Income)	2023	2022	Inc/(Dec)	% Change
Interest Expense	1,118,806	250,631	868,175	346.4%
Total Non-Operating Expenses (Income)	$1,118,806	$250,631	$868,175	346.4%

Interest Expense increased by $0.9 million or 346% primarily driven by interest expense on the debentures issued during March 2022 and the working capital loan of $2.5 million (up to $5 million) entered in January 2023.

Liquidity and Capital Resources

The most significant liquidity events for the six months ended June 30, 2023 and 2022 were as follows:

Operating Activities. For the six months ended June 30, 2023, Net cash provided by operating activities increased by $9.8 million to $3.6 million, which primarily reflected Net loss of $13.5 million, increase in accounts receivable of $2.9 million, increase in Prepaid expenses and other current assets of $684.1 thousand, decrease in operating lease obligations of $3.7 million, partially offset by an increase in accounts payable of $4.8 million, and an increase in accrued liabilities and other liabilities of $12.7 million. The Net loss was also offset by noncash adjustments of $886.1 thousand for depreciation expense, $1.1 million for share-based payments, $3.6 million for amortization of right-of-use assets and $530.7 thousand for amortization of debt issuance costs. For the six months ended June 30, 2022, net cash used by operating activities was $6.2 million, which primarily reflected net loss of $11.6 million, an increase in Accounts Receivable of $488.3 thousand, increase in Prepaid expenses and other current assets of $563.9 thousand, and a decrease in operating lease obligations of $1.4 million. These were partially offset by noncash adjustments of $725.6 thousand for share-based payments, and $1.9 million for amortization of right-of-use assets, an increase in accrued liabilities of $3.6 million, and an increase in accounts payable of $1.4 million.

Investing Activities. For the six months ended June 30, 2023, Net cash used for investing activities increased by $1.3 million to $4.0 million related to $3.0 of increase in Deposits, deferred costs and other assets, and $1.0 million of Purchases of property and equipment. For the six months ended June 30, 2022, Net cash used for investing activities was $2.8 million, related to an increase of $1.9 million of Deposits, deferred costs and other assets and $863.8 thousand of Purchases of property and equipment.

Financing Activities. For the six months ended June 30, 2023, Net cash provided by financing activities decreased by $3.0 million to $3.4 million, consisting of $2.0 million of Note Payable, Proceeds on issuance of shares of $1.6 million, partially offset by $220.9 thousand in Principal payments on finance leases. For the six months ended June 30, 2022, Net cash provided by financing activities was $6.4 million, which reflected $5.9 million related to Note Payable and $644.2 thousand of Proceeds on issuance of shares, partially offset by $197.6 thousand for payments to related parties.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29th, 2023 Global Crossing Airlines and GEM entered into a final settlement which included a payment plan for the $2,000,000 CAD over nine months plus the extension of the agreement for 12 months. Consequently, GlobalX has adjusted the current liabilities to reverse the previously accrued interest and attorney’s fees no longer due. Upon final payment GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due per final settlement and the outstanding balance of $994,934 as of June 30, 2023 and included in Current Portion of Notes Payable.

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

SIGNATURE	TITLE	DATE

/s/ Edward Wegel	CEO	August 10, 2023
Edward Wegel

/s/ Ryan Goepel	CFO	August 10, 2023
Ryan Goepel

/s/ Alan Bird	Director	August 10, 2023
Alan Bird

/s/ T. Allan McArtor	Director	August 10, 2023
T. Allan McArtor

/s/ John Quelch	Director	August 10, 2023
John Quelch

/s/ Deborah Robinson	Director	August 10, 2023
Deborah Robinson

/s/ Cordia Harrington	Director	August 10, 2023
Cordia Harrington