Form 10-K/A
period 2022-12-31
Global Crossing Airlines Group Inc.
filed 2023-10-26
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

We are filing this Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (“Annual Report on Form 10-K”), (1) to amend Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), (2) restate and amend its previously-issued audited consolidated financial statements and related financial information for the fiscal years ended December 31, 2022 and 2021 in Item 8 – “Financial Statements And Supplementary Data”, (3) to amend Item 9A – “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting, as of December 31, 2022. As required under SEC rules, this amendment sets forth the complete text of Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as amended, Part II, Item 8 – “Financial Statements And Supplementary Data”, as amended and Part IV. Item 9A Controls and Procedures, as amended. In addition, pursuant to SEC Rules, we are also including new certifications by our Principal Executive Officer and Principal Financial Officer. Other than the foregoing, and the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”), our Annual Report on Form 10-K is not being amended or updated in any respect. This 10-K/A continues to describe the conditions as of the date of the Annual Report on Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Annual Report on Form 10-K. This Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K, including any amendment to those filings.

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

Years ended December 31, 2022 and 2021

Operating Revenue & Statistics

The analysis of GlobalX results, comparing 2021 and 2022, requires an understanding of how the Company fundamentally evolved during that time period. Prior to August of 2021, GlobalX was a pre-revenue airline attempting to secure the required government approvals (Department of Transportation and Federal Aviation Authority) to commence commercial operations. These approvals were obtained in August of 2021; which marked the beginning of commercial operations. It cannot be understated how different the costs required to operate aircraft versus applying for approval to operate aircraft. The operation of aircraft involves the requirement to pay for fuel, ground services, maintenance, increased staff (in the form of head office and flight crews) and travel which is required to get crews where they need to be to operate flights. In 2021 we conducted commercial operations for five months and in 2022 we conducted commercial operations for twelve months. This factor alone is the single largest driver of increased revenue and operating expenses when comparing 2021 to 2022. This activity level is manifested in block hours, which is the measure by which we track all commercial activity. While other airlines discuss available seat miles and revenue per available seat mile (“rasm”), cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI operator. We charter the entire aircraft, we do not take fuel risk, we do not take third party risk and as such review and evaluate all results on a block hour basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Operating Fleet	2022	2021	Inc/(Dec)	Inc/(Dec)
A320	5.6	0.8	4.8	600%
A321	1.0	0.4	0.6	150%
Total Operating Average Aircraft Equivalents	6.6	1.2	5.4	450%

The following table describes the degree to which variations in revenues can be attributed to fluctuations in prices and nature of GlobalX services.

Operating Revenue	2022	2021	Inc/(Dec)	% Change
Charter	$73,318,834	$10,859,313	$62,459,520	575.2%
ACMI	13,374,760	2,212,760	11,162,000	504.4%
Other	10,416,611	1,220,399	9,196,212	753.5%
Total	97,110,205	14,292,472	82,817,732	579.5%

Block Hours	2022	2021	Inc/(Dec)	% Change
Charter	6,253	1,004	5,249	522.9%
ACMI	2,328	656	1,672	254.8%
Non Revenue	85	19	66	348.0%
Total	8,666	1,679	6,987	416.1%

Revenue per Block Hour	2022	2021	Inc/(Dec)	% Change
Charter	$11,726	$10,818	$908	8.4%
ACMI	5,744	3,372	2,373	70.4%

The $62.5 million increase in Charter revenue from $10.9 million in 2021 to $73.3 million in 2023 was largely driven by volume. In fact, 90.9% of the Charter revenue increase was volume related while only 9.1% was related to an increase in rates from $10,818 to $11,726 per block hour, an increase of $908 increase per block hour. The volume increase itself was attributable to the availability of aircraft. Although the Company had six deliveries in 2021, these aircraft were not operational for the full year. Three of the aircraft began operational flights in August, while one began in October. The remaining two were delivered in November and became operational in December. The delay between delivery and operational readiness is due to needed maintenance, seat configuration changes, certifications, and proving runs, and can vary widely between aircraft. Conversely in 2022, those same six aircraft were operational for the full year in addition to the two deliveries in June and December of 2022. Thus, the net available aircraft for the full year 2021 was only 1.2, while the net available aircraft in 2022 was 6.6 aircraft. In addition, the market was able to bare a small increase in rate as the industry continues to improve, following the current post-pandemic trend. The Company was also able to increase margin more in line with the market as our customers become confident of GlobalX’s ability and commitment to operational excellence and assets are utilized at higher levels. Furthermore, the effective rate will have increased as pass through costs such as fuel cost and landing fees increase with inflation or other market pressure.

The $11.2 million increase in ACMI revenue from $2.2 million in 2021 to $13.4 million in 2022 was driven by both rate and volume at an almost even split. 50.5% of the ACMI revenue increase was volume related while 49.5% was related to an increase in rates from $3,372 to $5,744 per block hour, an increase of $2,373 increase per block hour. The volume increase was achievable as GlobalX continued to add to capacity through aircraft delivery in 2022. In addition, the Company was able to achieve a significant rate increase due to a few factors. The Company launched operations in 2021 with one aircraft and had to be aggressive with pricing to initially secure work at lower rates per block hour. Throughout 2022, we were able to expand the number of customers being served expanding into NCAA college sports, music tours, corporate travel, and government contracts at higher rates.

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

Salaries, wages, and benefits grew to $30.6 million up from $9.8 million, a $20.8 million increase, or 213%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 69.5% from 187 to 317 and pilots increased from 10 to 39, or 290%.

Aircraft fuel grew from $3.1 million to $23.0 million, a $19.9 million, or 633% increase, primarily due to an increase in block hours of 6,987 or 416% as a result of high number of aircraft available. Additionally, the average spot price of jet fuel was approximately 30% greater in 2022.

Maintenance, materials, and repairs increased by $3.5 million, from $0.8 million to $4.4 million, or 426%, primarily due to (1) the increase in average aircraft in operation during the periods from one to seven and (2) the block hours of operation, which increased from 1,679 to 8,666, or 416%. Maintenance of aircraft must be performed proactively. Block Hours of the aircraft and its parts are rigorously monitored, tracked, and used to determine scheduled service. As a result, there is a strong correlation between Block Hours and maintenance, materials, and repairs.

Depreciation and amortization increased $0.6 million, or 1,677%, from $.003 million to $0.6 million, driven by assets acquired to support our airport operations. These assets include, but are not limited to, fuel trucks, tractors, computers, software, and rotable inventory.

Contracted ground and aviation services increased by $12.3 million, or 368%, from $3.3 million to $15.6 million, primarily due to an increase in block hours. As operations (block hours) increased GlobalX required additional support from third party aviation partners at airports to provide check in, security screening, catering, baggage handling, fueling, and other services to clients.

Travel increased $4.0 million or 423%, from $1.0 million to $ 5.0 million, primarily due to the increase in Block Hours and a significant increase in the number of pilots in training who require hotel accommodations during the trips.

Insurance increased $1.9 million, or 109%, from $1.7 million to $3.6 million, primarily related to the increase in the number of aircraft.

Aircraft rent increased 276% $11.5 million, or 276%, from $4.1 million to $15.6 million, primarily due to the increase in the number of aircraft from one to seven average aircraft equivalent.

Operating loss improved by $6.0 million, from an operating loss of $17.2 million to $11.2 million. This improvement was driven by (1) the delivery of aircraft, (2) the improvement of market rates, and (3) the Company’s ability to capture that rate with a fully operational fleet. GlobalX’s revenue per aircraft increased by 23.4% to $14.7 million in 2022.

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

Loss (Gain) on Warrant Valuation decreased $2.6 million due to the reclassification of warrants during 2021 from a liability to equity.

Other non-operating expenses increased by $3.0 million due to the write-off of deferred costs incurred in connection with GEM line of credit, as discussed in note 9 of the consolidated financial statements.

Interest expense, net increased $1.6 million driven mainly by the interest payable on the debentures issued in 2022.

Discontinued Operations

Discontinued Operations	2022	2021	Inc/(Dec)	% Change
Income from Discontinued Operations	$—	$177,706	$(177,706)	(100.0)%

Income From Discontinued Operations decreased by $178 thousand dollars as a result of the spin-off of Canada Jetlines.

Net Loss

Net Loss improved by $4.0 million to a net loss of $15.8 million. This improvement was driven by the delivery of additional aircraft, the improvement of market rates, and the company’s ability to capture that rate with a fully operational fleet. GlobalX’s revenue per aircraft increased by 23.4% to $14.7 million in 2022.

Liquidity and Capital Resources

The most significant liquidity events during 2022 were as follows:

Operating Activities. For 2022, Net Cash used in operating activities decreased from $10.8 million to $6.8 million, consisting primarily of $15.8 million of Net Loss, $1.9 million of increase in Accounts Receivable, $1.3 million of increase in Prepaid Expenses and other current assets, and $3.5 million of increase in Operating lease obligations. These were partially offset by noncash adjustments of $0.6 million for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.4 million for Share-based payments, $9.3 million of Accounts payable and Accrued and other liabilities, and $0.2 million of Bad debt expense. For 2021, Net Cash used for operating activities was $10.8 million, consisting primarily of $20.0 million of Net Loss, non-cash adjustments of $2.7 million related to loss on warrant revaluation, $1.1 million of Amortization of operating lease right of use assets, $1.2 million of Share-based payments, and $8.0 million in Accounts payable and Accrued and other liabilities.

As of December 31, 2022, the Company had approximately $1.9 million in unrestricted cash and cash equivalents, a decrease of approximately $3.3 million from December 31, 2021. Management believes the existing cash and cash equivalents, together with cash generated from expected increase of sales associated with the Company’s initiatives to raise additional funds will be sufficient to satisfy the Company’s liquidity needs for the next twelve months. Management’s still evaluating the existing options of raise additional funds, in the form of additional equity or debt.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of December 31, 2022, the Company had total of $0.6 million and $9.2 million due in the next 12 months of future minimum lease payments under finance and operating leases, respectively, and approximately $1.8 million in current portion of notes payable included in the current liabilities presented in the Company’s consolidated balance sheet. As of December 31, 2022, the Company had total of $2.7 million and $27.6 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, respectively, and approximately $5.1 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company finished 2022 with eight passenger aircraft and expects the aircraft fleet to increase to 12 passenger aircraft and 6 cargo aircraft by the end of 2023. In order to achieve the number of aircraft deliveries in 2023, the Company currently has eight aircraft under lease with partial or total deposits paid and four aircraft under binding agreements that are subject to execution of definitive lease documentation and fulfillment of certain closing conditions.

Investing Activities. For 2022, Net Cash used for investing activities increased from $652.7 thousand to $1.9 million, consisting of $1.9 million of Purchases of property and equipment. For 2021, Net cash used for investing activities was $652.7 thousand, consisting of $652.7 thousand of Purchases of property and equipment.

Financing Activities. For 2022, Net Cash provided by financing activities decreased from $18.9 million to $6.2 million, consisting primarily of $5.9 million of Note Payable, and $0.8 million in Proceeds from issuance of shares, partially offset by $0.5 million in Principal payments of finance leases. For 2021, net cash provided by financing activities was $18.9 million, which primarily reflected $19.0 million in Proceeds from issuance of shares.

As disclosed in the subsequent events footnotes to the Company’s consolidated financial statement, on January 30, 2023, the Company secured a loan for up to $5.0 million with an investor to provide working capital and additional liquidity to support GlobalX’s operations. The net proceeds of the loan will be used to further the business objectives of the Company and to secure additional passenger and freighter aircraft for charter operations that were delivered during the first half of 2023.

The Company continuously seeks to identify external sources of capital from time to time depending on our cash requirements, assessment of current and anticipated market conditions, and the after-tax cost of capital. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control.

Additionally, the Company’s borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

The Company regularly assesses our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements and future investments or acquisitions to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. The Company also regularly evaluates its liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed.

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

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

March 9, 2023, except notes 2, 17 and 18 which is October 26, 2023

We have served as the Company’s auditor since 2020.

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$1,875,673	$5,241,716
Restricted cash	3,585,261	2,752,285
Accounts receivable, net of allowance	2,664,174	745,646
Prepaid expenses and other current assets	2,193,449	931,266
Current assets held for sale	1,405,741	-
Total Current Assets	11,724,298	9,670,913
Property and equipment, net	2,441,288	618,883
Finance leases, net	2,710,899	-
Operating lease right-of-use assets	27,952,609	22,668,308
Deposits and other assets	6,334,878	6,115,562
Total Assets	$51,163,973	$39,073,666

Current liabilities
Accounts payable	$4,997,080	$2,058,864
Accrued liabilities	9,458,629	4,219,491
Deferred revenue	3,200,664	1,995,090
Customer deposits	1,617,337	1,264,502
Due from related parties	-	197,558
Current portion of notes payable	1,810,468	1,573,000
Current portion of operating leases	6,445,915	3,393,497
Current portion of finance leases	335,527	-
Total current liabilities	27,865,621	14,702,002
Other liabilities
Note payable	5,081,294	-
Long-term operating leases	23,189,835	20,042,343
Financial leases and other liabilities	2,282,892	83,491
Total other liabilities	30,554,020	20,125,834
Total Liabilities	$58,419,641	$34,827,836

Commitments and Contingencies
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 53,440,482 and 51,237,876 issued and outstanding as of December 31, 2022 and December 31, 2021	$53,440	$51,237
Additional paid-in capital	30,774,197	26,456,900
Retained deficit	(38,083,304)	(22,262,307)
Total stockholders’ equity (Deficit)	(7,255,667)	4,245,830
Total Liabilities and Equity (Deficit)	$51,163,973	$39,073,666

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

See accompanying notes to consolidated financial statements

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total

Beginning – January 1, 2021	28,938,060	$28,938	$452,269	$2,264,966	$(2,443,794)	$302,379
Issuance of shares – private placement	15,601,830	15,601	(212,073)	14,766,160	—	14,569,688
Issuance of shares – warrants and options exercised	6,457,986	6,458	(240,196)	4,696,222	—	4,462,484
Issuance of shares – RSUs	240,000	240	—	(240)	—	—
Share based compensation on stock options or RSUs	—	—	—	1,254,413	—	1,254,413
GEM warrant reclassification				3,475,379
Loss for the period	—	—	—	—	(19,818,513)	(19,818,513)
Ending – December 31, 2021	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830

	Common Stock Number of Shares	Amount	Common Stock Subscribed	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	51,237,876	$51,237	$—	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	1,397,402	1,398	—	662,344	—	663,742
Warrants issued	—	—	—	2,130,642	—	2,130,642
Share based compensation on stock options or RSUs	537,954	538	—	1,342,446	—	1,342,984
Employees stock purchase plan	267,250	267	—	181,864	—	182,131
Loss for the period	—	—	—	—	(15,820,997)	(15,820,997)
Ending – December 31, 2022	53,440,482	$53,440	$—	$30,774,197	$(38,083,304)	$(7,255,667)

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

Customer Deposits

Customer Deposits represent money we receive from our customers as a security deposit for their contract. The money will either be returned to the customer at the end of the contract or used for payment of any unpaid invoices/debts the customer has during the contract term.

Deferred Revenue

Deferred Revenue represents revenue prepayments. Customers pay in advance of their flights and the funds are held as Deferred Revenue until the flight takes place. Charter customers typically pay a 10% deposit upon signing a contract and the remainder 30 days before the flight. If the contract is signed less than 30 days from the date of the flight, the entire amount is collected upon signing. ACMI customers typically pay 2 weeks in advance.

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

GLOBAL CROSSING AIRLINES GROUP INC.

(FORMERLY “CANADA JETLINES LTD.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

17. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	December 31, 2022	December 31, 2021
Salaries, wages and benefits	$1,796,443	$998,301
Passenger Taxes	1,647,319	517,021
Aircraft fuel	1,595,324	623,806
Contracted ground and aviation services	1,154,409	555,561
Maintenance	1,115,293	8,717
Aircraft Rent	986,762	715,488
Other	1,163,079	800,597
Accrued liabilities	9,458,629	4,219,491

18. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2022 were as follows:

Deferred Revenue
Balance as of December 31, 2021	$1,995,090
Revenue Recognized	(1,995,090)
Amounts Collected or invoiced	3,200,664
Balance as of December 31, 2022	$3,200,664

19. SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

20. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

21. SUBSEQUENT EVENTS

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

Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective due to the identification of a material weakness in internal control over financial reporting.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting was not effective, based on the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness as of December 31, 2022, related to the design and operating effectiveness of the Company’s internal controls associated with the required disclosures within the financial statements and disclosure of material changes in financial conditions and results of operations for the following reason.

1. Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management Remediation Plans

In order to mitigate the foregoing material weakness, the Company plans to take steps to develop and enhance its internal controls over financial reporting in 2023, including:

1. Developing formal policies and procedures over accounting and reporting disclosure requirements.

2. Provide additional training on application of US GAAP and SEC disclosure requirements.

3. Obtain checklists to ensure all application disclosures required under US GAAP and SEC requirements are included in each filing.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate the material weakness identified above, nor can we be certain that additional actions will not be required and what the costs of any such additional actions may be. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Notwithstanding the material weakness identified in our internal control over financial reporting, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of December 31, 2022 and 2021, and consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

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

Dated: October 26, 2023

/s/ Ed Wegel
Ed Wegel
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ed Wegel	CEO	October 26, 2023

/s/ Ryan Goepel	CFO	October 26, 2023

/s/ John Quelch.	Director	October 26, 2023

/s/ Alan Bird	Director	October 26, 2023

/s/ T. Allan McArtor	Director	October 26, 2023

/s/ Deborah Robinson	Director	October 26, 2023

/s/ Cordia Harrington	Director	October 26, 2023