Form 10-Q
period 2023-09-30
Global Crossing Airlines Group Inc.
filed 2023-11-08
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2023 was 57,837,685 shares, consisting of 39,332,164 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 12,968,208 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended September 30, 2023

i

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,038,883	$1,875,673
Restricted cash	4,260,512	3,585,261
Accounts receivable, net of allowance	7,448,582	2,664,174
Prepaid expenses and other current assets	3,410,379	2,193,449
Current assets held for sale	453,225	1,405,741
Total Current Assets	$28,611,581	$11,724,298
Property and equipment, net	4,019,775	2,441,288
Finance leases, net	4,023,475	2,710,899
Operating lease right-of-use assets	59,573,956	27,952,609
Deposits and other assets	11,508,169	6,334,878
Total Assets	$107,736,956	$51,163,973

Current liabilities
Accounts payable	$8,690,966	$4,997,080
Accrued liabilities	13,624,205	9,458,629
Deferred revenue	4,372,808	3,200,664
Customer deposits	4,896,921	1,617,337
Current portion of notes payable	397,168	1,810,468
Current portion of long-term operating leases	10,072,203	6,445,915
Current portion of finance leases	556,850	335,527
Total current liabilities	$42,611,121	$27,865,621
Other liabilities
Note payable	$28,809,229	$5,081,294
Long-term operating leases	51,425,511	23,189,835
Other liabilities	3,482,699	2,282,892
Total other liabilities	$83,717,439	$30,554,020
Commitments and Contingencies
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 57,837,685 and 53,440,482 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$57,838	$53,440
Additional paid-in capital	37,871,262	30,774,197
Retained deficit	(56,509,675)	(38,083,304)
Total Company's stockholders’ deficit	$(18,580,575)	$(7,255,667)
Noncontrolling interest	(11,029)	-
Total stockholders’ deficit	(18,591,604)	(7,255,667)
Total Liabilities and Deficit	$107,736,956	$51,163,973

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating Revenue	$42,576,899	$30,790,240	$106,202,529	$64,612,231

Operating Expenses
Salaries, Wages, & Benefits	15,040,396	7,712,688	38,263,674	20,829,632
Aircraft Fuel	5,742,979	7,764,761	19,779,420	15,402,450
Maintenance, materials and repairs	2,982,627	1,218,221	6,308,208	3,373,396
Depreciation and amortization	565,571	193,620	1,451,726	296,830
Contracted ground and aviation services	4,695,291	4,631,741	14,749,228	10,674,340
Travel	1,554,446	1,078,854	5,155,258	3,204,172
Insurance	1,218,818	947,342	3,588,934	2,713,791
Aircraft Rent	9,400,014	3,957,508	21,874,401	11,151,412
Other	3,706,751	2,489,530	9,668,124	7,464,756
Total Operating Expenses	$44,906,893	$29,994,265	$120,838,973	$75,110,779
Operating Income/(Loss)	(2,329,994)	795,975	(14,636,444)	(10,498,548)

Non-Operating Expenses (Income)
Interest Expense (Income)	2,564,680	632,344	3,800,956	882,975
Total Non-Operating Expenses	$2,564,680	$632,344	$3,800,956	$882,975
Income (Loss) before income taxes	(4,894,674)	163,631	(18,437,400)	(11,381,523)
Income tax expense	—	—	—	—
Net Income (Loss)	$(4,894,674)	$163,631	$(18,437,400)	$(11,381,523)
Net Loss attributable to Noncontrolling Interest	$(11,029)	$-	$(11,029)	$-
Net Income (Loss) attributable to the Company	$(4,883,645)	$163,631	$(18,426,371)	$(11,381,523)
Loss per share:
Basic	$(0.08)	$0.00	$(0.33)	$(0.22)
Diluted	$(0.08)	$0.00	$(0.33)	$(0.22)
Weighted average number of shares outstanding	57,497,385	52,569,481	56,292,992	51,776,833
Fully diluted shares outstanding	57,497,385	76,507,900	56,292,992	51,776,833

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	51,237,876	$51,237	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	20,700	21	9,909	—	9,930
Warrants issued			2,130,642		2,130,642
Share based compensation on stock options or RSUs	—	—	382,612	—	382,612
Loss for the period	—	—	—	(4,779,502)	(4,779,502)
Ending – March 31, 2022	51,258,576	$51,258	$28,980,063	$(27,041,809)	$1,989,512
Issuance of shares – warrants and options exercised	1,305,362	1,306	633,006	—	634,312
Share based compensation on stock options or RSUs	—	—	343,007	—	343,007
Loss for the period	—	—	—	(6,765,657)	(6,765,657)
Ending – June 30, 2022	52,563,938	$52,564	$29,956,076	$(33,807,466)	$(3,798,826)
Issuance of shares – warrants and options exercised	10,000	10	—	—	10
Share based compensation on stock options or RSUs	—	—	69,715	—	69,715
Income (Loss) for the period	—	—	—	163,631	163,631
Ending – September 30, 2022	52,573,938	$52,574	$30,025,791	$(33,643,835)	$(3,565,470)

	Global Stockholders' Equity (Deficit)
	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2023	53,440,482	$53,440	$30,774,197	$(38,083,304)	$(7,255,667)	$—	$(7,255,667)
Issuance of shares – options exercised	150,000	150	67,106	—	67,256	—	67,256
Issuance of shares - warrants exercised	2,499,453	2,499	1,133,802	—	1,136,301	—	1,136,301
Issuance of shares - share based compensation on RSUs	208,416	208	500,421	—	500,629	—	500,629
Loss for the period	—	—	—	(6,071,704)	(6,071,704)	—	(6,071,704)
Ending – March 31, 2023	56,298,351	$56,297	$32,475,526	$(44,155,008)	$(11,623,185)	$—	$(11,623,185)
Issuance of shares - warrants exercised	227,630	228	221,434	—	221,662	—	221,662
Issuance of shares - share based compensation on RSUs	481,593	482	577,580	—	578,062	—	578,062
Issuance of shares - ESPP	300,121	301	198,680	—	198,981	—	198,981
Loss for the period	—	—	—	(7,471,022)	(7,471,022)	—	(7,471,022)
Ending – June 30, 2023	57,307,695	$57,308	$33,473,220	$(51,626,030)	$(18,095,502)	$—	$(18,095,502)
Issuance of shares - share based compensation on RSUs	529,990	530	568,527	—	569,057	—	569,057
Loss for the period	—	—	—	(4,883,645)	(4,883,645)	(11,029)	(4,894,674)
Warrants issued	—	—	3,829,515	—	3,829,515	—	3,829,515
Ending – September 30, 2023	$57,837,685	$57,838	$37,871,262	$(56,509,675)	$(18,580,575)	$(11,029)	$(18,591,604)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,437,400)	$(11,381,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,451,726	296,830
Bad debt expense	5,915	94,893
Gain on sale and disposal of spare parts	(183,938)	—
Amortization of debt issue costs	1,164,472	389,301
Amortization of operating lease right of use assets	5,933,502	3,381,624
Share-based payments	1,677,594	795,334
Foreign exchange loss	1,200	3,753
Loss on sale of property	135,772	—
Interest on finance leases	309,337	—
Changes in assets and liabilities
Accounts receivable	(4,886,060)	(803,231)
Assets held for sale	952,516	—
Prepaid expenses and other current assets	(1,180,611)	(1,321,588)
Accounts payable	3,610,551	3,095,518
Accrued liabilities and other liabilities	8,586,891	6,248,347
Operating lease obligations	(6,181,225)	(2,559,147)
Other liabilities	283,622	—
Net cash used in operating activities	$(6,756,136)	$(1,759,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,082,226)	(1,124,712)
Deposits, deferred costs and other assets	(5,697,724)	(3,350,867)
Net cash used in investing activities	$(7,779,950)	$(4,475,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party	—	(197,558)
Principal payments on finance leases	(343,374)	(321,140)
Proceeds on issuance of shares	1,594,353	644,251
Repayment of notes payables	(6,986,079)	—
Proceeds from notes payables	32,109,647	5,925,529
Net cash provided by financing activities	$26,374,547	$6,051,082

Net increase (decrease) in cash, cash equivalents and restricted cash	11,838,461	(184,386)

Cash, cash equivalents and restricted cash - beginning of the period	5,460,934	7,994,001
Cash, cash equivalents and restricted cash - end of the period	$17,299,395	$7,809,615

Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$37,554,848	$5,390,848
Warrants issued with debt	$3,829,517	$2,130,642
Equipment acquired through finance leases	$1,680,470	$2,815,432
Note Payable reductions through accounts receivable from sale of Assets held for sale	$145,089	—

Cash paid for

Interest	$928,205	$285,684
Taxes	-	-

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

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “Global USA”), Global Crossing Airlines Holdings, Inc, GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), LatinX Air S.A.S., GlobalX Colombia S.A.S. and Charter Air Solutions, LLC ("Top Flight"). All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP). The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 and Form 10-K/A Amendment No.1 for the year ended December 31, 2022, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2022, balance sheet data was derived from that Annual Report and may not include disclosures required for presentation in conformity with U.S. GAAP. In our opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows.

Our quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2023, the Company had a working capital deficit of $13,999,540 and a retained deficit of $56,509,675. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

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
INVESTMENTS

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of September 30, 2023, the Company holds approximately 12% ownership in Jetlines. Jetlines did not generate net income during the year ended on December 31, 2022 and the nine months period ended on September 30, 2023.

Investment in Top Flight:

On September 18, 2023, the Company acquired 80% of Charter Air Solutions, LLC ("Top Flight"). Top Flight was established on February 8, 2023 and had no significant transactions from the date of formation to the acquisition date. The balance sheet and operating activity of Top Flight are included in the Company's consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to noncontrolling interests as equity within our consolidated balance sheet. Top Flight had approximately $24 thousand and $78 thousand in revenue and expenses, respectively, during the period from inception to September 30, 2023.

4.
DEBT

On August 2, 2023, the Company closed the placement of $35 million senior secure notes due 2029. The proceeds from these notes were used to pay-off the pre-existing Loan and Subscription Agreement.

The terms of the senior secure notes include:

•
a term of 6 years and maturity date of June 30, 2029;
•
the notes bear interest at a fixed rate of 15% per annum and include an upfront fee of 2% of the principal payment;
•
the Company is permitted to prepay all (but not less than all) of the notes beginning on July 1, 2025 subject to a redemption premium of (i) 7.5% of the principal to be redeemed on or prior to August 2, 2026, (ii) 5.0% of the principal to be redeemed after August 2, 2026 or on or prior to August 2, 2027, (iii) 2.5% of the principal to be redeemed after August 2, 2027 or on or prior to August 2, 2028, (iv) 0% of the principal to be redeemed after August 2, 2028;
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
•
financial covenants requirements as follows:
o
minimum adjusted EBITDA of (i) $5,000,000 for the fiscal year ended December 31, 2023, (ii) $15,000,000 for the fiscal year ended December 31, 2024 and (iii) $25,000,000 for the fiscal year ended December 31, 2025;
o
minimum liquidity of $5,000,000 measured at each quarter end;
•
collateral substantially of all the Company's assets.

The Company determined that the terms of the Warrants issued in the financing require the Warrants to be classified as equity. Accordingly, upon issuance, the Company recorded debt issuance costs of $3.8 million related to the Warrants along with a corresponding credit to additional paid in capital. As the Warrants are classified as equity warrants the Company will not remeasure the Warrants each accounting period.

Since the Warrants may purchase a fixed number of shares for a fixed price, the Company chose to use the Monte Carlo option pricing model to value the warrants at issuance. The inputs selected are: underlying stock price at date of issuance of $0.85 per share, exercise price of $1.0 per share, expected term of 6.91 years, dividends of $0, a risk free rate of 4.21%, and volatility of 50%.

The debt issuance costs resulting from the warrants along with other direct costs of the financing will be amortized to interest expense using the effective interest method.

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan will be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of September 30, 2023, the Company received $2.5 million from the loan and this balance was paid off in connection with the new $35.0 million secured notes closed on August 2, 2023.

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

On March 17, 2022, the Company entered into agreements (each a “Subscription Agreement”) pursuant to which the Company sold $6.0 million of its securities (the “Financing”). The securities sold in the Financing consisted of (1) non-convertible debentures (each, a “Debenture”) and (2) one common stock purchase warrant (each, a “Warrant”) for every US$1.24 of principal of the Debentures purchased for gross proceeds of up to $6.0 million. Each Warrant is exercisable into one share of common stock (each, a “Warrant Share”) at an exercise price of US$1.24 per Warrant Share with an exercise period of 24 months from the date of closing. This loan was paid off in connection with the new $35.0 million secured notes closed on August 2, 2023 and the outstanding balance related to debt costs and discounts of approximately $945 thousand was written off.

The terms of the Debentures include:

•
a maturity date of 24 months from the date of issuance (the “Maturity Date”) and the principal amount of the Debentures, together with any accrued and unpaid interest, will be payable on the Maturity Date;
•
the Debentures bear interest (the “Interest”) at the rate of 15% per annum, which Interest will be payable in cash quarterly in arrears;
•
the Company has the option to prepay the principal amount of the Debentures on 30 business days’ notice, provided that if repaid in the first year, the Company must provide a payment such that the holders of the Debentures receive at least 10% premium on the principal amount, after deducting any prior Interest payments from such premium; and
•
it is intended that repayment by the Company of amounts owing under the Debentures will be secured by a secured lien on the tangible fixed assets of the Company

The Company determined that the terms of the Warrants issued in the financing require the Warrants to be classified as equity. Accordingly, upon issuance, the Company recorded debt issuance costs of $2.1 million related to the Warrants along with a corresponding credit to additional paid in capital. As the Warrants are classified as equity warrants the Company will not remeasure the Warrants each accounting period.

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

As of September 30, 2023, Current Portion of Notes Payable includes the outstanding balance of $397,168 ($550,000 CAD), in connection with the payment plan agreed by Global Crossing Airlines and GEM for the $2,000,000 CAD final settlement.

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

On July 12, 2021, the Company completed a share capital reorganization creating a new class of shares, Class B Non-Voting Common Stock. As of September 30, 2023 and December 31, 2022, the Company had 39,327,664 and 32,668,320 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 12,972,708 and 15,234,849 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three and nine months periods ended September 30, 2023 and 2022:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2022	17,631,350	$1.05
Issued	4,838,707	1.24
Exercised	(20,700)	0.49
Expired	-	-
Outstanding, March 31, 2022	22,449,357	1.09
Issued	-	-
Exercised	(1,078,470)	0.48
Expired	(40,261)	0.48
Outstanding, June 30, 2022	21,330,626	1.32
Issued	-	-
Exercised	-	-
Expired	(1,685,375)	0.48
Outstanding, September 30, 2022	19,645,251	1.27

Outstanding, January 1, 2023	19,633,911	$1.18
Issued	-	-
Exercised	(2,499,453)	0.43
Expired	-	-
Outstanding, March 31, 2023	17,134,458	1.29
Issued	-	-
Exercised	(227,630)	0.97
Expired	(4,530,808)	0.99
Outstanding, June 30, 2023	12,376,020	1.40
Issued	10,000,000	1.00
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2023	22,376,020	1.22

As of September 30, 2022, the following common stock share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
203,840	USD$0.62	0.57	April 26, 2023
4,882,838	USD$1.00	0.57	April 26, 2023
2,182,553	USD$0.39	0.59	May 4, 2023
4,838,707	USD$1.24	1.49	March 28, 2024
7,537,313	USD$1.50	3.58	April 29, 2026
19,645,251

As of September 30, 2023, the following common stock share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,838,707	USD$1.24	0.75	March 28, 2024
7,537,313	USD$1.50	2.83	April 29, 2026
10,000,000	USD$1.00	6.75	June 30, 2030
22,376,020

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

The following is a summary of stock option activities for the three and nine months periods ended September 30, 2023 and 2022:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2022	920,668	$0.25	$0.49
Granted	—	—	—
Exercised	—	—	—
Forfeited	(16,667)	0.25	0.57
Outstanding, March 31, 2022	904,001	0.25	0.48
Granted	—	—	—
Exercised	(33,333)	0.25	0.57
Forfeited	—	—	—
Outstanding, June 30, 2022	870,668	0.25	0.48
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, September 30, 2022	870,668	0.25	0.48

Outstanding January 1, 2023	820,668	$0.25	$0.34
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding, March 31, 2023	470,668	0.25	0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2023	470,668	0.25	0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, September 30, 2023	470,668	0.25	0.54

As of September 30, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	$0.48	1.00	June 29, 2023
670,668	670,668	$0.25	2.98	June 23, 2025
50,000	33,333	$0.62	3.24	September 23, 2025
870,668	854,001

As of September 30, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	$0.25	1.98	June 23, 2025
50,000	50,000	$0.62	2.24	September 23, 2025
470,668	470,668

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

There were no stock options granted during the three and nine months ended September 30, 2023 and 2022.

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

The following is a summary of RSU activities for the three and nine months period ended September 30, 2023 and 2022:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding, January 1, 2022	2,067,500	$1.16
Granted	620,000	1.37
Issuance of common stock	—	—
Forfeited	(400,000)	1.48
Outstanding March 31, 2022	2,287,500	$1.02
Granted	—	—
Issuance of common stock	—	—
Forfeited	(115,000)	1.79
Outstanding June 30, 2022	2,172,500	$1.47
Granted	1,570,000	0.63
Issuance of common stock	(10,000)	0.69
Forfeited	(310,000)	0.75
Outstanding September 30, 2022	3,422,500	$1.16

Outstanding, January 1, 2023	3,305,837	$1.14
Granted	1,687,777	0.97
Issuance of common stock	(400,542)	1.04
Forfeited	(129,315)	0.96
Outstanding March 31, 2023	4,463,757	1.10
Granted	1,155,000	0.97
Issuance of common stock	(467,500)	0.91
Forfeited	(378,334)	1.01
Outstanding June 30, 2023	4,772,923	1.01
Granted	798,500	0.87
Issuance of common stock	(324,157)	0.87
Forfeited	(173,334)	0.74
Outstanding September 30, 2023	5,073,932	1.02

During the three and nine months ended September 30, 2023, the Company recognized share-based payments expense with respect of stock options and RSUs of $569,057 and $1,677,594, respectively. During the three and nine months ended September 30, 2022, the Company recognized share-based payments expense with respect to stock options and RSUs of $69,724 and $795,334, respectively.

The remaining compensation that has not been recognized as of September 30, 2023 with regards to RSUs and the weighted average period they will be recognized are $3,396,927 and 2.06 years.

8.
INCOME TAXES

The Company’s expected effective tax rate for the three and nine months periods ended September 30, 2023, and 2022 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On March 8, 2022, the Company signed a lease agreement for a fourth A321F cargo aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 96 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On March 22, 2022, the Company signed a lease agreement for a fifth A321F cargo aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 72 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 21, 2022, the Company entered into a lease agreement for a second A321F cargo aircraft. The eight year lease term commenced on June 1, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 96 months, plus supplemental rent for maintenance of the aircraft.

On July 29, 2022, the Company signed a lease agreement for a sixth A321F cargo aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 72 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On December 14, 2022, the Company entered into a lease agreement for an A319 passenger aircraft. The two year lease term commenced on August 18, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 24 months, plus supplemental rent for maintenance of the aircraft.

On January 27, 2023, the Company entered into a lease agreement for an A320 passenger aircraft. The six year lease term commenced on April 21, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On May 22, 2023, the Company entered into a lease agreement for a commercial property warehouse. The five-year lease term commenced on June 1, 2023. Under the agreement, the Company will pay the lessor variable monthly rents increasing once every year for 62 months, plus estimated expenses for insurance, utilities, taxes, management fees and other operating expenses.

On June 16, 2023, the Company signed a lease agreement for an A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in November 2023 and will run through 48 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

On July 27, 2023, the Company signed a lease agreement for an A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be between in 2024 and will run through the next heavy maintenance visit reached (estimated to be in February 2028) from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

On September 8, 2023, the Company entered into a lease agreement for a third A321F cargo aircraft. The eight-year lease term commenced on October 6, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

During the nine months ended September 30, 2023, the Company entered into seven finance lease agreements for equipment to support the Company's technical operations. Payments under these finance lease agreements are fixed for terms of 5 years.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2023	$245,658	$4,433,809
2024	982,634	16,931,294
2025	982,634	16,344,557
2026	982,634	14,530,834
2027	865,635	11,727,844
2028 and thereafter	1,086,778	25,014,492
Total minimum lease payments	5,145,973	88,982,830
Less amount representing interest	1,359,298	27,485,116
Present value of minimum lease payments	3,786,675	61,497,714
Less current portion	556,850	10,072,203
Long-term portion	3,229,825	51,425,511

The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of leased assets	$149,239	$45,931	$367,894	$45,931
Interest of lease liabilities	116,352	30,405	309,337	30,405
Operating lease cost
Operating lease cost (1)	2,286,554	2,181,983	5,933,502	5,396,050
Total lease cost	2,552,145	2,258,319	6,610,733	5,472,386

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term
Operating leases	6.19 years	4.4 years
Finance leases	5.41 years	5.97 years
Weighted-average discount rate
Operating leases	12.24%	10.65%
Finance leases	12.30%	11.67%

The table below presents cash and non-cash activities associated with our leases:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,181,225	$2,559,147
Financing cash flows from finance leases	343,374	—

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

On August 11, 2023 Global Crossing Airlines in combination with Top Flight Charters and its minority interest member filed a lawsuit in the United States District Court Southern District of Florida against Shorts Travel Management, Inc (Shorts) and STM Charters, Inc seeking to have an old non-solicit agreement signed by Top Flight' minority interest member to be declared invalid, that Shorts alleged trade secrets do not exist and sought damages arising from the Shorts defamation per se based on numerous false statements made by Shorts in the marketplace. On October 4, 2023 Shorts responded in court by denying the claims made and countersued all parties for breach of contract and theft of trade secrets. This case will now enter a phase of discovery as we await the courts to schedule the next steps.

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

The following table shows the computation of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Numerator:
Net income (loss) attributable to the Company	$(4,883,645)	$163,631
Denominator:
Weighted average common shares outstanding - Basic	57,497,385	52,569,481
Dilutive effect of stock options and warrants	—	23,938,419
Weighted average common shares outstanding - Diluted	57,497,385	76,507,900
Basic loss per share	$(0.08)	$0.00
Diluted loss per share	$(0.08)	$0.00

The following table shows the computation of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Numerator:
Net income (loss) attributable to the Company	$(18,426,371)	$(11,381,523)
Denominator:
Weighted average common shares outstanding - Basic	56,292,992	51,776,833
Dilutive effect of stock options and warrants	—	—
Weighted average common shares outstanding - Diluted	56,292,992	51,776,833
Basic loss per share	$(0.33)	$(0.22)
Diluted loss per share	$(0.33)	$(0.22)

There were 22,376,020 warrants, 470,668 options, and 5,073,932 RSUs outstanding at September 30, 2023 and 19,645,521 warrants, 870,668 options and 3,422,500 RSUs outstanding at September 30, 2022 that were excluded from the calculation of diluted EPS. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three and nine months ended September 30, 2023 and 2022, as inclusion would have an anti-dilutive effect.

11.
RELATED PARTY TRANSACTIONS

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of its wholly owned subsidiary, Canada Jetlines Operations Ltd. ("Jetlines") to Global shareholders. Global retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of September 30, 2023, Global Crossing Airlines hold approximately 12% of the outstanding at September 30, 2023.

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of September 30, 2023 and December 31, 2022, amounts with related parties include the following:

a.
Global earned and was owed $63,872 and $110,177, respectively, in relation to shared TRAX services with Canada Jetlines LLC.

b.
Global earned and was owed $123,000 and $3,500, respectively, in relation to flights flown by Global for Canada Jetlines LLC.

On July 3, 2023, the Company voluntarily dissolved GlobalX Ground Team LLC. The Company had a 50% interest in GlobalX Ground Team LLC and the dissolution had no impact in the Company's financial statements.

On August 14, 2023, the Company voluntarily dissolved GlobalX 321 Aircraft Acquisition Corp., The Company had a 100% interest in GlobalX 321 Aircraft Acquisition Corp and the dissolution had no impact in the Company's financial statements.

On August 17, 2023, the Company voluntarily dissolved GlobalX 320 Aircraft Acquisition Corp., The Company had a 100% interest in GlobalX 320 Aircraft Acquisition Corp. and the dissolution had no impact in the Company's financial statements.

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer was a Board Member of Global until his term expired in December 2022. During the year ending December 31, 2020, Global made advanced payments totaling $500,000 to Smartlynx. $350,000 of those payments related to two security deposits. One is a $250,000 security deposit for one passenger aircraft to deliver 200 hours of ACMI services per month and the second is a $100,000 security deposit for a long term lease of an A321F aircraft. Total deposits and prepaid expense related to Smartlynx totaled $250,000 as of September 30, 2023 and December 31, 2022 and it is included in other assets on the consolidated balance sheets.

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022

	Nine Months Ended September 30, 2023	December 31, 2022
Salaries, Wages, & Benefits	3,091,990	1,796,443
Passenger Taxes	1,629,227	1,647,319
Aircraft Fuel	937,676	1,595,324
Contracted ground and aviation services	2,050,322	1,154,409
Maintenance	1,289,111	1,115,293
Aircraft Rent	2,898,440	986,762
Other	1,727,439	1,163,079
Accrued liabilities	13,624,205	9,458,629

13. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the period ended September 30, 2023 were as follows:

Deferred Revenue
Balance as of December 31, 2022	$3,200,664
Revenue Recognized	(3,191,044)
Amounts Collected or invoiced	4,363,188
Balance as of September 30, 2023	$4,372,808

14. SUBSEQUENT EVENTS

On October 3, 2023 Global Crossing Airlines Group, Inc. and Canada Jetlines Operations, Ltd. executed an agreement, according to which Global Crossing Airlines Group, Inc. will receive from Canada Jetlines Operations, Ltd. 2,000,000 restricted shares units of Canada Jetlines Operations, Ltd. vesting on October 3, 2023 in exchange to services provided by the Company to Canada Jetlines Operations, Ltd. under an existing contract.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report and the audited financial statements included in the Company’s Annual Report for December 31, 2022 on Form 10-K and Form 10-K/A Amendment No.1. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K and Form 10-K/A Amendment No.1 for the year ended December 31, 2022.

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
Heavy Maintenance

Scheduled maintenance activities that are extensive in scope and are primarily based on time or usage intervals, which include, but are not limited to 2Y Checks, 6Y Checks, 12Y checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be Heavy Maintenance.

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

Business Developments

The nine months period ended September 30, 2023 for GlobalX was characterized by the achievement of significant regulatory milestones in addition to considerable investment in crew, staff, maintenance, and systems to build out our platform, bolster our infrastructure to prepare GlobalX to continue its rapid expansion through the delivery of up to six additional aircraft in Q4, a 50% increase. GlobalX is comprised of three key assets which allows us to generate income – our certifications, our aircraft, and our crew.

From a regulatory perspective GlobalX in the nine months period ended September 30, 2023 has achieved the following:

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
•
Successfully passed our DOD Audit – allowing us to register and start operating flights for the Department of Defense
•
Successfully passed our IOSA Audit – allowing us to operate for other airlines without an extensive audit process

From an aircraft perspective GlobalX in the nine months period ended September 30, 2023 has achieved the following:

•
Taken delivery of two A321F to launch Cargo operations
•
Taken delivery of one A320 passenger aircraft and one A319 passenger aircraft
•
Completed four heavy maintenance events and one non-heavy maintenance event

From a crew perspective GlobalX in the nine months period ended September 30, 2023 has achieved the following:

•
Hired and trained the required number of people in dispatch, crew scheduling, operation control center and maintenance to allow for 24 hours, 7 day a week operation on a global basis
•
Increased our pilot headcount from 60 to 120

In short, the nine months period ended September 30, 2023 was a time when GlobalX invested in its people, prepared for its growth, and established a robust infrastructure for its future.

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

Operating Revenue & Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the nine months period ended on September 30, 2023 and 2022 requires an understanding of how the Company fundamentally evolved during that time period. 2022 was our first year of full operations and was a period where the company was focused on securing new customers, entering new markets and flying to new locations; primarily in the domestic and Caribbean markets. As a young company, we were learning how to operate safely, efficiently and everything was new.

By contrast in 2023, Global expanded existing relationships, entered the Cargo market, expanded operations in the European ACMI market and an increased focus on operating for existing airlines once we completed our IOSA certification. Our key metric is block hours flown and block hours flown per available aircraft, which is the measure by which we track commercial activity. While other airlines discuss available seat miles and revenue per available seat mile (“rasm”), cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. Global charters the entire aircraft, does not take fuel risk, and does not take third party risk therefore all results are evaluated on a block hour basis.

Three months ended September 30, 2023 and 2022

The following table compares our Operating Fleet (average aircraft equivalents during the period), Operating Revenue, and total Block Hours operated describing the degree to which variations in revenues can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended September 30,

Operating Fleet	2023		2022	Inc/(Dec)
A319	0.3		—	0.3	N/A
A320	7.0		6.0	1.0	16.7%
A321	4.0		1.0	3.0	300.0%
Total Operating Average Aircraft Equivalents	11.3		7.0	4.3	61.4%

Net Aircraft Available	10.8		5.9	4.9	83.1%
Total Block Hours	6,506		2,395	4,111.0	171.6%
Average Utilization per available aircraft	600		407	193.0	47.4%

Operating Revenue	2023		2022	Inc/(Dec)	% Change
Charter	$21,819,964		$21,644,158	$175,806	0.8%
ACMI	19,103,277		2,159,484	16,943,793	784.6%
Other	1,653,658		6,986,598	(5,332,940)	-76.3%
Total	42,576,899		30,790,240	11,786,659	38.3%
		-
Block Hours	2023		2022	Inc/(Dec)	% Change
Charter	1,873		1,907	(34)	-1.8%
ACMI	4,614		473	4,141	875.5%
Non Revenue	19		15	4	26.7%
Total	6,506		2,395	4,111	171.6%

Revenue per Block Hour	2023		2022	Inc/(Dec)	% Change
Charter	$11,647		$11,350	$297	2.6%
ACMI	4,140		4,562	(422)	-9.3%

Charter revenue for the period was up $0.2 million or 0.8%, from $21.6 million to $21.8 million. The increase was primarily driven by an increase in rate of $297 per block hour from $11,350 to $11,647 per block hour resulting in increased revenue of $0.6 million. The rate improvement is due to several factors including higher pricing for charter services driven by stronger market demand offset by a 15% reduction in the average cost of a gallon of fuel. The rate improvement was partially offset by a decrease in volume of 34 block hours, from 1,907 to 1,873 block hours resulting in a decrease in revenue of $0.4 million.

ACMI revenue for the period increased by $16.9 million from $2.2 million in 2022 to $19.1 million in 2023 and was primarily driven by an increase volume, offset by a reduction in rate. The volume of ACMI flying increased from 473 block hours in 2022 to 4,614 block hours in 2023, an increase of 875.5% or 4,141 block hours. This increase was achievable due to additional regulatory approvals expanding our total addressable market and the availability of additional aircraft which grew from 5.9 to 10.8, an 83.1% increase. Although the Company had seven leased aircraft in the three-month period of 2022, only 5.9 of the aircraft were available for service. The difference between operational readiness and net availability is due to needed maintenance, seat configuration changes, certifications, and proving runs, and can vary widely between aircraft. Conversely in 2023, the Company had 11.3 operational aircraft and of that 10.8 were available for contracted service. The deliveries that account for the increase were as follows; one A319 was delivered in August 2023, one A320 was delivered in April 2023, and three A321s arrived in December 2022, January 2023, and June 2023. In addition, another factor which contributed to the volume increase for both Charter and ACMI flying is the company’s focus on utilization. In the three-month period utilization increased 47.4% from 407 block hours per net available aircraft to 600 block hours per net available aircraft.

Other revenue for the period decreased by $5.3 million from $7.0 million in 2022 to $1.7 million in 2023, due a specific contract in 2022 GlobalX was not able to operate due to the Company's lack of regulatory approval. This contract had a guaranteed minimum amount of block hours that were paid even though we were unable to operate the flights. The associated revenue earned under the contract was booked as other revenue with no operational block hours.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Three Months Ended September 30,
Operating Expenses	2023	2022	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$15,040,396	$7,712,688	$7,327,708	95.0%
Aircraft Fuel	5,742,979	7,764,761	(2,021,782)	(26.0)%
Maintenance, materials and repairs	2,982,627	1,218,221	1,764,406	144.8%
Depreciation and amortization	565,571	193,620	371,951	192.1%
Contracted ground and aviation services	4,695,291	4,631,741	63,550	1.4%
Travel	1,554,446	1,078,854	475,592	44.1%
Insurance	1,218,818	947,342	271,476	28.7%
Aircraft Rent	9,400,014	3,957,508	5,442,506	137.5%
Other	3,706,751	2,489,530	1,217,221	48.9%
Total Operating Expenses	44,906,893	$29,994,265	14,912,628	49.7%

Salaries, wages, and benefits grew to $15.0 million up from $7.7 million, a $7.3 million increase, or 95.0%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The average employees grew from 338 in 2022 to 560 employees in the same period of 2023, an increase of 65.6%. The salaries as a percentage grew faster than the actual head count due to the focus on hiring pilots who on average are some of the highest compensated employees. Specifically, the average pilots employed in the period increase from 62 in 2022 to 118 pilots in 2023.

Aircraft fuel decreased from $7.8 million to $5.7 million, a reduction of $2.0 million, or 26.0% decrease, primarily due to a reduction in the cost of fuel. This reduction is a combination of the average spot price of fuel dropping from $3.39 per gallon in 2022 versus the same period in 2023 where the average price was $2.90 which is a decrease of $0.53 per gallon or a 15.5% reduction. Another factor driving lower fuel costs is the airport where fuel is uplifted. Different airports charge different into plane rates (this is the charge by the fueler for fueling the aircraft) and in 2023 Global, as a percentage, fueled more frequently at lower cost airports. In addition, fuel expense was impacted by the number of Charter hours operated which dropped by 1.8% or 34 block hour, from 1,907 to 1,873.

Maintenance, materials, and repairs increased by $1.8 million, from $1.2 million to $3.0 million, or 144.8%, primarily due to the increase in average aircraft in operation during the periods from seven to 11.3 and the total block hours operated, which increased from 2,395 to 6,506, or 171.7%. Maintenance costs of aircraft are directly correlated to the number of aircraft operated and how many hours those aircraft fly. The growth in these costs is in line with the underlying activity level.

Depreciation and amortization increased $0.4 million, or 192.1%, from $0.2 million to $0.6 million, primarily driven by assets acquired to support our airport operations. These assets include, but are not limited to fuel trucks, tractors, computers, software, and rotable inventory.

Contracted ground and aviation services increased by 1.4% from $4.6 million to $4.7 million. These costs are directly correlated to the number of Charter hours operated in a specific period. The year-over-year variance of Charter hours was down 1.8%, which helps explain why these costs were flat over the same period.

Travel increased $0.5 million or 44.1%, from $1.1 million to $1.6 million, primarily due to the increase in Block Hours operated and the number of crews required to operate those flights incurring airfare and hotel costs in addition to a significant increase in the number of pilots in training who require hotel accommodations during their training period.

Insurance increased $0.3 million, or 28.7%, from $0.9 million to $1.2 million, primarily related to the increase in the number of aircraft. Insurance expense is driven by the number of active aircraft. With each additional delivery, the required premium is increased, albeit as we continue to add aircraft, the cost per aircraft will be reduced.

Aircraft rent increased 137.5% or $5.4 million from $4.0 million to $9.4 million, primarily due to the increase in the number of aircraft and the number of hours operated as rent is impacted by the variable maintenance costs classified as supplemental rent. It should be noted the number of aircraft increased from seven to 11.3 average aircraft equivalents.

Operating income decreased by $3.1 million, from an operating income of $0.8 million to an operating loss of ($2.3) million. This decrease was driven by the delivery of aircraft which drove up associated cost such as aircraft rent and maintenance, materials, and repairs, many of these expenses are incurred prior to the aircraft ability to generate revenue, and pilot costs which are driven by aircraft deliveries but begin prior to delivery, as crew members must be hired, onboarded, and trained prior to the delivery of aircraft. In addition, in Q3 of 2022 we benefited from a contract that was characterized as other income for which we were paid for hours but did not operate due to regulatory issues.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses:

	Three Months Ended September 30,
Non-Operating Expenses	2023	2022	Inc/(Dec)	% Change
Interest Expense	2,564,680	632,344	1,932,336	305.6%
Total Non-Operating Expenses (Income)	$2,564,680	$632,344	$1,932,336	305.6%

Interest expense, net increased $1.9 million from $0.6 million to $2.6 million, primarily driven by $0.9 million deferred financing costs write-off due to the early termination of prior loans and $1.0 million related to increase of interest expense of new Secured Notes.

Nine months ended September 30, 2023, and 2022

The following table compares our Operating Fleet (average aircraft equivalents during the period), Operating Revenue, and total Block Hours operated describing the degree to which variations in revenues can be attributed to fluctuations in prices and nature of GlobalX services.

	Nine Months Ended September 30,

Operating Fleet	2023	2022	Inc/(Dec)
A319	0.1	—	0.1	N/A
A320	6.7	5.4	1.3	24.1%
A321	3.3	1.0	2.3	230.0%
Total Operating Average Aircraft Equivalents	10.1	6.4	3.7	57.8%

Net Aircraft Available	8.0	5.7	2.3	40.4%
Total Block Hours	13,235	6,254	6,981	111.6%
Average Utilization per available aircraft	1,654	1,097	557.2	50.8%

Operating Revenue	2023	2022	Inc/(Dec)	% Change
Charter	$73,736,659	$45,041,540	$28,695,119	63.7%
ACMI	$28,564,480	11,096,154	17,468,326	157.4%
Other	$3,901,388	8,474,537	(4,573,149)	-54.0%
Total	$106,202,527	64,612,231	41,590,296	64.4%

Block Hours	2023	2022	Inc/(Dec)	% Change
Charter	6,045	4,072	1,973	48.5%
ACMI	7,139	2,119	5,020	236.9%
Non Revenue	51	63	(12)	-19.0%
Total	13,235	6,254	6,981	111.6%

Revenue per Block Hour	2023	2022	Inc/(Dec)	% Change
Charter	$12,198	$11,061	$1,137	10.3%
ACMI	4,001	5,237	(1,235)	-23.6%

Charter revenue for the period was up $28.7 million, from $45.0 million in 2022 to $73.7 million in 2023. The increase was largely driven by increased block hours operated in addition to increased rates. The additional 1,973 block hours operated generated $21.8 million or 76.1% of the $28.7 million in increased revenue. This additional revenue growth was driven by the average revenue per Charter block hour which grew from $11,061 to $12,198 per block hour, an increase of $1,137 per block hour. This rate increase resulted in additional revenue of $6.9 million or 23.9% of the $28.7 million variance. The volume increase was attributable to the availability of aircraft and utilization. Although the Company had 6.4 aircraft in the nine-month period of 2022, only 5.7 of the aircraft were available for service. The difference between operational readiness and net availability is due to needed maintenance, seat configuration changes, certifications, and proving runs, and can vary widely between aircraft. Conversely in 2023, the Company had 10.1 operational aircraft and of that 8.0 were available for contracted service. The deliveries that account for the increase were as follows. One A319 was delivered in August 2023, one A320 was delivered in April 2023, and three A321s arrived in December 2022, January 2023, and June 2023. The Charter rate increase itself was driven by strong demand in the first half of 2023.

ACMI revenue for the period increased $17.5 million from $11.1 million in 2022 to $28.6 million in 2023 and was driven by an increase in volume, offset by a reduction in rate. This was primarily driven by higher minimum guarantees committed to by our customers which typically results in a lower block hour rate. The volume of ACMI flying increased from 2,119 block hours in 2022 to 7,139 block hours in 2023, an increase of 236.9%. This increase was achievable due to the increase of net available aircraft from 5.7 to 8.0, an 40.4% increase. In addition, during the nine-month period utilization increased 50.8% from 1,097 block hours per net available to 1,654 block hours per net available aircraft.

Other revenue for the period decreased by $4.6 million from $8.5 million in 2022 to $3.9 million in 2023, due a specific contract in 2022 GlobalX was not able to operate due to the Company's lack of regulatory approval. This contract had a guaranteed minimum amount of block hours that were paid even though we were unable to operate the flights. The associated revenue earned under the contract was booked as other revenue with no operational block hours.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

	Nine Months Ended September 30,
Operating Expenses	2023	2022	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	38,263,674	20,829,632	17,434,042	83.7%
Aircraft Fuel	19,779,420	15,402,450	4,376,970	28.4%
Maintenance, materials and repairs	6,308,208	3,373,396	2,934,812	87.0%
Depreciation and amortization	1,451,726	296,830	1,154,896	389.1%
Contracted ground and aviation services	14,749,228	10,674,340	4,074,888	38.2%
Travel	5,155,258	3,204,172	1,951,086	60.9%
Insurance	3,588,934	2,713,791	875,143	32.2%
Aircraft Rent	21,874,401	11,151,412	10,722,989	96.2%
Other	9,668,124	7,464,756	2,203,368	29.5%
Total Operating Expenses	$120,838,973	$75,110,779	$45,728,194	60.9%

Salaries, wages, and benefits increased by $17.4 million from $20.8 million to $38.3 million, or 83.7% primarily due to the hiring and training of pilots and other airline personnel because of the growing fleet and operations. The average employees in the period of 2022 grew from 227 to 438 employees in the same period of 2023, an increase of 92.9%. In addition, the average pilots employed in the period increase from 55 in 2022 to 103 pilots in 2023.

Aircraft fuel increased $4.4 million or 28.4% from $15.4 million to $20.0 million primarily due two factors, the fluctuation of fuel prices and the change in number of Charter Block Hours operated. Charter Block Hours in the period rose from 4,071 to 6,045 a 48.5% increase. This significant increase was offset by a favorable improvement fuel price in the period. Fuel prices in the 2022 period averaged $3.44 per gallon and fell to $2.71 per gallon for the same period of 2023, a 21.3% improvement.

Maintenance, materials, and repairs increased by $2.9 million, from $3.4 million to $6.3 million, or 87.0%, primarily due to the increase in average aircraft in operation during the periods from 5.7 to 8.0 and the total block hours operated, which increased from 6,254 to 13,234, or 111.6%. Maintenance costs of aircraft are directly correlated to the number of aircraft operated and how many hours those aircraft fly. The growth in these costs is in line with the underlying activity level.

Depreciation and amortization increased $1.2 million or 389.1% from $0.3 million to $1.5 million, primarily driven by assets acquired to support our airport operations. These assets include, but are not limited to fuel trucks, tractors, computers, software, and rotable inventory.

Contracted ground and aviation services increased $4.1 million or 38.2% from $10.7 million to $14.8 million primarily due to the increase in Charter Block Hours, which increased 48.5%. The increase in costs was lower than the increase in Charter Block hours as the cost of ground and aviation services can vary widely by airport and in 2023, there were more flights from lower cost destinations.

Travel increased $2.0 million or 60.9% from $3.2 million to $5.2 million, primarily driven by the increase in Block Hours operated and the number of crews required to operate those flights incurring airfare and hotel costs in addition to a significant increase in the number of pilots in training who require hotel accommodations during their training period.

Aircraft rent increased $10.7 million or 96.2% from $11.2 million to $21.9 million, primarily due to the increase in the average number of aircraft and the number of hours operated as rent is impacted by the variable maintenance costs classified as supplemental rent. It should be noted the number of aircraft increased from 6.4 aircraft to 10.1 aircraft.

Operating income decreased by $4.1 million, from an operating loss of ($10.5) million to an operating loss of ($14.6) million. This decrease was driven by the delivery of aircraft which drove up associated cost such as aircraft rent and maintenance, materials, and repairs, many of these expenses are incurred prior to the aircraft ability to generate revenue, and pilot costs which are driven by aircraft deliveries but begin prior to delivery, as crew members must be hired, onboarded, and trained prior to the delivery of aircraft. In addition, in Q3 of 2022 we benefited from a contract that was characterized as other income for which we were paid for hours but did not operate due to regulatory issues.

Non-operating Expenses

The following table compares our Non-operating Expenses (in dollars):

	Nine Months Ended September 30,
Non-Operating Expenses (Income)	2023	2022	Inc/(Dec)	% Change
Interest Expense	3,800,956	882,975	2,917,981	330.5%
Total Non-Operating Expenses (Income)	$3,800,956	$882,975	$2,917,981	330.5%

Interest expense, net increased $2.9 million from $0.9 million to $3.8 million, primarily driven by $0.9 million deferred financing costs write-off due to the early termination of prior loans and, $1.0 million related to increase of interest expense of new Secured Notes, and $1.0 million related to interest from prior loans and new equipment leases.

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $13.0 million in unrestricted cash and cash equivalents, an increase of $11.2 million from December 31, 2022, primarily due to the new $35 million secured notes entered during the quarter ended September 30, 2023. The proceeds from the notes were used to pay off existing loans of approximately $8.8 million as well as approximately $2.9 million of debt issuance costs and discounts, resulting in approximately $23.3 million of net proceeds to the Company which have been used to support the Company's increase in operations. Management believes the current level of cash and cash equivalents together with cash generated from expected increase of sales provides enough liquidity to support the Company's growth.

Net cash used in operating activities during the nine months ended September 30, 2023 increased from $1.8 million to $6.7 million, when compared to the same period in prior year, primarily due to the increase of $4.1 million in accounts receivable and the increase of $3.6 million in operating lease obligations and partially offset by the increase of $2.3 million in accrued liability and other liability when compared to the same period in prior year.

The liquidity impact due to the net loss of $18.4 million incurred during the nine months period ended September 30, 2023 was partially offset noncash items of $10.6 million, including amortization of right of use assets of $5.9 million, share based compensation of $1.7 million, depreciation of $1.5 million and amortization of debt issuance costs of $1.2 million. In addition, the net cash used by operating activities of $6.7 million for the nine months period ended September 30, 2023 was also impacted by the increase of accounts receivable of $4.8 million and operating lease obligations of $6.1 million.

For the nine months ended September 2022, the net cash used for operating activities was $1.8 million, consisting primarily of $11.4 million of net loss, non-cash adjustments of $5.0 million related primarily to amortization of right of use asset of $3.4 million, $795 thousand share-based payments, and $6.2 million in accrued liabilities and other liabilities.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of September 30, 2023, the Company had total of $557 thousand and $10.1 million due in the next 12 months of future minimum lease payments under finance and operating leases, respectively, and approximately $397 thousands in current portion of notes payable included in the current liabilities presented in the Company’s consolidated balance sheet. As of September 30, 2023, the Company had total of $3.2 million and $51.4 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, respectively, and approximately $28.8 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company finished Q3 2023 with 10 passenger aircraft and two cargo aircraft and expects the aircraft fleet to increase to 13 passenger aircraft and five cargo aircraft by the end of 2023. In order to achieve the number of aircraft deliveries in 2023, the Company currently has six aircraft under lease with partial or total deposits paid and six additional aircraft under binding agreements that are subject to execution of definitive lease documentation and fulfillment of certain closing conditions.

During the nine months ended September 30, 2023, net cash used for investing activities increased from $4.5 million to $7.8 million, when compared to the same of period in prior year, primarily due to increase of deposits, deferred costs and other assets of $2.3 million and purchases of property and equipment of $1.0 million.

The Company continuously seeks to identify external sources of capital from time to time depending on our cash requirements, assessment of current and anticipated market conditions, and the after-tax cost of capital. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control.

Additionally, the Company’s borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets. The Company regularly assesses our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements and future investments or acquisitions to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. The Company also regularly evaluates its liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed. Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

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

As we continue to evaluate and work to improve our internal control over financial reporting, Certifying officers and management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate the material weakness identified above, nor can we be certain that additional actions will not be required and what the costs of any such additional actions may be. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Notwithstanding the material weakness identified in our internal control over financial reporting, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of September 30, 2023 and consolidated results of its operations and cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29th, 2023 Global Crossing Airlines and GEM entered into a final settlement which included a payment plan for the $2,000,000 CAD over nine months plus the extension of the agreement for 12 months. Consequently, GlobalX has adjusted the current liabilities to reverse the previously accrued interest and attorney’s fees no longer due. Upon final payment GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due per final settlement and the outstanding balance of $397,168 ($550,000 CAD), as of September 30, 2023 and included in Current Portion of Notes Payable.

On August 11, 2023 Global Crossing Airlines in combination with Top Flight Charters and its minority interest member filed a lawsuit in the United States District Court Southern District of Florida against Shorts Travel Management, Inc (Shorts) and STM Charters, Inc seeking to have an old non-solicit agreement signed by Top Flight' minority interest member to be declared invalid, that Shorts alleged trade secrets do not exist and sought damages arising from the Shorts defamation per se based on numerous false statements made by Shorts in the marketplace. On October 4, 2023 Shorts responded in court by denying the claims made and countersued all parties for breach of contract and theft of trade secrets. This case will now enter a phase of discovery as we await the courts to schedule the next steps.

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K and Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2022.

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

SIGNATURE	TITLE	DATE

/s/ Edward Wegel	CEO	Nov 8, 2023
Edward Wegel

/s/ Ryan Goepel	CFO	Nov 8, 2023
Ryan Goepel

/s/ Alan Bird	Director	Nov 8, 2023
Alan Bird

/s/ T. Allan McArtor	Director	Nov 8, 2023
T. Allan McArtor

/s/ John Quelch	Director	Nov 8, 2023
John Quelch

/s/ Deborah Robinson	Director	Nov 8, 2023
Deborah Robinson

/s/ Cordia Harrington	Director	Nov 8, 2023
Cordia Harrington