Form 10-K
period 2023-12-31
Global Crossing Airlines Group Inc.
filed 2024-03-07
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ].

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act(15U.S.C7262(b)) by the registered public accounting firm that prepared or issued its audit report [ ].

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ].

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ].

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on (JET) on the NEO Exchange on December 31, 2023 was $21,551,578.

The total number of the registrant’s shares outstanding as of March 1, 2024 was 59,269,620 shares., consisting of 40,764,099 shares of Common Stock, 5,537,313 shares of Class A Non-Voting Common Stock, and 12,968,208 shares of Class B Non-Voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

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

Operations

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX will remain competitive by providing services on an ACMI and Charter basis to airlines operating within the United States and throughout North and South America, develop aircraft interchanges with leading European charter/tour operators, and provide ACMI and Charters for non-airline customers.

GlobalX’s passenger aircraft fleet is built on the Airbus A320-200 fleet family. GlobalX started operations with one leased A320 in 2021 and it has a fleet of eleven aircraft as of December 31, 2023 with plans to increase to 15 within the next 12 months.

GlobalX’s cargo aircraft fleet is based on the Airbus A321 aircraft type. GlobalX started operations with one lease A321F aircraft in January 2023 and it has a fleet of three aircraft as of December 31, 2023 with plans to increase to five within the next 12 months.

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
•
In addition, the Company has established Airlines Use Agreements with Orlando (MCO), Nashville (BNA), Dallas (DFW), and Las Vegas (LAS).

GlobalX also maintains additional crew bases at the following locations:

•
San Antonio International Airport ("SAT") in San Antonio, Texas
•
Harry Reid International Airport ("LAS") in Las Vegas, Nevada

Employees

GlobalX had approximately 625 and 400 full time employees as of December 31, 2023 and 2022, respectively.

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

GHG Emissions

Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the International Civil Aviation Organization (ICAO), an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new carbon dioxide (CO2) certification standards for new aircraft beginning in 2020. These standards, known as the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), aim to cap net CO2 emissions from international civil aviation at 2020 levels. The CORSIA framework requires airlines to monitor, report, and offset their emissions above a certain threshold. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. In August 2020, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO CORSIA standards. However, on January 20, 2021, the new presidential administration, which is expected to promote more aggressive policies with respect to climate change and carbon emissions, including in the aviation sector, announced a freeze with respect to all pending rulemaking. Accordingly, the outcome of this rulemaking may result in stricter GHG emissions standards than those contained in the proposed rule. The inclusion of CORSIA-related measures within

EPA regulations would align U.S. aviation emissions standards more closely with international efforts to address climate change in the aviation sector.

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

Risk Factors Relating to Our Business

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

GlobalX has been in the build-out stage of the airline and as a result, investors are unable to review and consider any significant operational history to evaluate future viability or profitability. GlobalX will be subject to the risks, difficulties and uncertainties associated with a start-up airline. The likelihood of GlobalX’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of a business operation in a competitive industry and the development of a customer base. GlobalX could also sustain material losses in the future. GlobalX’s future performance will depend upon a number of factors, including its ability to:

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

To operate in accordance with its business plan, GlobalX will need to acquire or lease additional aircraft. At present, GlobalX has not acquired any aircraft. However, GlobalX has entered into lease agreements and taken delivery, as lessee, one Airbus A319 family of aircraft, eight Airbus A320 family of Aircraft and five Airbus A321 family of aircraft. While GlobalX does not anticipate any difficulties in entering into satisfactory leasing arrangements for additional aircraft, there is no guarantee that we will be able to enter into leases for additional aircraft on terms satisfactory to it, or at all.

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

Should one or more of these inputs and assumptions not be correct or fail to occur as anticipated, there is a risk that GlobalX’s business model may not be implemented as anticipated and GlobalX may suffer a material adverse effect.

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

We may face unanticipated obstacles to the execution of GlobalX’s business plan.

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

GlobalX may also need to raise capital by incurring long-term or short-term indebtedness in order to fund its business objectives. This could result in increased interest expense and decreased net income. Investors are cautioned that there can be no assurance as to the terms of such financing and whether such financing will be available. The level of GlobalX’s indebtedness could impair its ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

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

Given the limited number of aircraft GlobalX currently operates, if one or more aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, GlobalX could suffer material adverse financial and reputational impacts.

Our business has been and in the future may be materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.

GlobalX will be dependent on fuel to operate its business, and therefore, will be exposed to the risk of volatile fuel prices. Fuel prices are impacted by a host of global events outside of GlobalX’s control, such as significant weather events, market speculation, geopolitical tensions, refinery capacity, government taxes and levies, and GlobalX demand and supply. GlobalX’s fuel costs are expected to make up one of the largest anticipated expenses of GlobalX. A significant change in the price of fuel would materially affect GlobalX’s projected operating results and growth strategy. A fuel supply shortage or significantly higher fuel prices could result in a curtailment of GlobalX’s planned scheduled service. There can be no assurance that increases in the price of fuel can be offset by fuel surcharges or any potential hedging transactions.

We operate a limited number of aircraft types.

Critical to GlobalX’s business model is a supply of modern and cost-effective aircraft that can service the various sectors required to fly GlobalX’s planned route network. Should the A319, A320 or A321 family of aircraft not be available in accordance with GlobalX growth strategy or should the aircraft lease or maintenance costs increase drastically there could be a material impact on GlobalX’s growth strategy, cost structure and potential profitability. In addition, a switch to a different family of aircraft could have a material adverse effect on our cost structure.

A critical cost-saving element of our business strategy is to operate a limited number of aircraft types; however, our dependence on the A319, A320 and A321 family of aircraft for all of our aircraft makes us vulnerable to any design defects or mechanical problems associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with this family of aircraft, whether involving our aircraft or that of another airline, we may choose or be required to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of our plane type or engine type, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engine. Our intellectual property rights, particularly our branding rights, are vulnerable, and any inability to protect them may adversely affect our business and financial results.

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

The rapid spread of the COVID-19 virus and its variants has had and may continue to have an adverse impact on our business, operating results, financial condition and liquidity. A new outbreak of COVID-19 or another disease or similar public health threat in the future could also have an adverse effect on our business, operating results, financial condition and liquidity.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic causing a massive market disruption to the aviation industry. Measures such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others have resulted in a decline in demand for air travel.

While most restrictions have been removed in the United States, and a recovery is underway in the domestic airline industry, additional governmental and other restrictions and regulations may be implemented or reinstated in the future in response to further outbreaks of COVID-19 or another disease, including travel restrictions (including on domestic air travel within the United States), quarantines of populations (including our personnel), limitations on aircraft capacity, testing requirements and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector may issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings, which may significantly reduce demand. These and other restrictions and regulations, as well as the general concern about the virus among travelers, have had, and could continue to have, a material adverse impact on our business, operating results, financial condition and liquidity.

Future outbreaks of COVID-19 or another disease could have a material negative impact on demand. Reduced demand would have an adverse impact on our revenues and lower levels of flying can lead to higher unit costs. Actual or perceived risk of infection from COVID-19 or another disease could have a material adverse effect on the public’s demand for and willingness to use air travel, which could harm our reputation and business. Our operations may be further impacted in the event of additional instances of actual or perceived risk of infection of COVID-19 or another disease among our employees, suppliers or business partners, and this impact may have a material adverse effect if we are unable to maintain a suitably skilled and sized workforce and address related employee matters. In addition, supply chain disruptions may impede our cargo customers’ ability to deliver freight to the airports we serve, which could reduce their need for our services and thus have a material adverse effect on our business, results of operations and financial condition.

The industry may also be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks of COVID-19 or another disease, which requirements may be costly and take a significant amount of time to implement, or drive additional staffing during a time when staffing shortages are common place.

We may take additional actions in response to COVID-19 or another disease to improve our financial position, including measures to improve liquidity, such as the issuance of unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, or that any such additional financing will be completed on favorable terms, or at all. Any such actions may be material in nature and could result in significant additional borrowing. Our reduction in expenditures, measures to improve liquidity or other strategic actions that we may take in the future in response to COVID-19 or another disease may not be effective in offsetting decreased demand, which could result in a material adverse effect on our business, operating results, liquidity and financial condition.

Even as enhanced screenings, quarantine and other requirements, and travel restrictions have eased, we may continue to experience similar adverse effects to our business, operating results, financial condition and liquidity resulting from a recessionary or depressed economic environment that may persist, including increases in unemployment, and our business and operating results may not return to pre-COVID-19 pandemic levels on a timely basis or at all. The impact of future outbreaks of COVID-19 or another disease on our businesses, operating results, financial condition and liquidity could exacerbate the other risks identified in this prospectus.

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

Our business plan calls for our operations to be based at MIA, which is our primary hub, with the vast majority of our projected flights consisting of daily round trips departing from and returning to MIA. If we are unable to continue to secure operating capacity at MIA for our operations or planned expansion our business will be substantially harmed. And, assuming that we do obtain operating capacity at MIA, there is no guarantee that the fees and other costs related to operating out of MIA will not increase. Our operating performance and results of operations could be harmed by any such increase in fees or costs charged by the airport. We have reached an agreement with Sheltair Aviation (2) for the financing and construction of a new aircraft maintenance facility at the Fort Lauderdale- Hollywood International Airport (KFLL). We expect to break ground on this new facility in Q2 2024, occupy the facility in Q2 2025, and to cost approximately $25 million to construct. KFLL will become the new base of operations at such point. However, there is no guarantee that the facility at KFLL will be completed on time or on budget and as a result any delays or cost increases could have a material adverse impact on the airline.

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

GlobalX must manage increasing legislative, regulatory and consumer focus on privacy issues and data security. For example, in May 2018, the EU’s General Data Protection Regulation became effective, which imposes significant privacy and data security requirements, as well as potential for substantial penalties for non-compliance. Recent penalties imposed by regulators have resulted in substantial adverse financial consequences to those companies. Also, some of GlobalX’s commercial partners, such as credit card companies, have imposed data security standards that GlobalX must meet. These standards continue to evolve. GlobalX will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations or customer expectations may be difficult to meet and could increase GlobalX’s costs.

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

Non-compliance with the growing Regulations and Guidelines for Minimizing Aircraft Emissions and its Impact on Climate Change.

Concerns about climate change may prompt governments to introduce regulatory changes affecting the aviation industry, potentially resulting in increased costs. These changes could involve emission reduction requirements, capital investments in specific equipment or technologies, or other additional expenses linked to emissions. Indirectly, these regulatory activities may raise operating costs, including fuel expenses.

Assets securing loans, such as aircraft, spare parts, and airport slots, may depreciate if there is a shift in customer demand towards low-carbon alternatives. Operational impacts, such as increased flight cancellations, may result in revenue loss. We may incur significant expenses to enhance the climate resilience of our infrastructure in response to the physical effects of climate change, although the materiality of such costs remains uncertain.

Growing public awareness of climate change threats might lead customers to reduce air travel frequency or opt for airlines perceived as more environmentally sustainable. Business customers may explore alternatives like virtual meetings and workspaces. The advancement of high-speed rail in markets served by short-haul flights may offer passengers lower-carbon travel options, affecting the demand for our services.

In addition, the International Civil Aviation Organization (ICAO) endorsed the implementation of the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA). CORSIA aims to achieve carbon-neutral growth in the global aviation sector from 2021 to 2035. It mandates airlines to offset the increase in carbon dioxide (CO2) emissions, relative to an ICAO-defined baseline, for a significant majority of international flights. This offsetting is accomplished through the acquisition of carbon offsets or the utilization of low-carbon fuels.

The future costs associated with CORSIA compliance are uncertain, influenced by variables like the availability and pricing of carbon offset credits and low-carbon aircraft fuels. We acknowledge the potential impact on our business due to the uncertain landscape of compliance costs.

Notably, we lack direct control over CORSIA compliance costs until 2032, as they are contingent on global aviation sector emissions growth. Beginning in 2033, such requirements incorporate a factor for individual airline operator emissions growth. Due to the competitive and unpredictable nature of the airline industry, we cannot assure the ability to offset CORSIA-related costs through fare adjustments, surcharges, revenue increases, or other operating cost reductions.

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

As we anticipate ordering all aircraft fresh from maintenance, our initial maintenance costs will in all likelihood be lower at the beginning of the aircraft lease. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will likely be incurred at approximately the same intervals. Moreover, because we anticipate that our current fleet will be acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will likely occur at roughly the same time, meaning we will likely incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities could result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue. In addition, we anticipate that the terms of our lease agreements will require us to pay supplemental rent, also known as maintenance reserves, to be paid to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.

We may face difficulties in recruiting and hiring our workforce.

From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We expect to compete against the major U.S. and foreign flag airlines for labor in these highly-skilled positions. Major U.S. airlines may offer wage and benefit packages that exceed our wage and benefit packages. If we are unable to hire, train and retain qualified employees at its anticipated costs, we may be unable to successfully execute our business plan. Moreover, in the future, we may have to increase wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover.

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

International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations based on the large number of countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed.

Risk Factors Relating Ownership of Our Common Stock

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

The trading market for our common stock and our Class B Non-Voting Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Insiders will continue to have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates will beneficially own shares representing approximately 40% of our outstanding common stock . As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock and our Class B Non-Voting Common Stock.

Our corporate charter and Bylaws include provisions limiting voting and ownership by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our Certificate of Incorporation and Bylaws restrict voting of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 24.9% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, that no more than 49.9% of our outstanding stock be owned (beneficially or of record) by persons who are not U.S. citizens and that our president and at least two-thirds of the members of our board of directors and senior management be U.S. citizens. Our Bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our Bylaws also provide that any transfer or issuance of our stock that would cause the amount of our stock owned by persons who are not U.S. citizens to exceed foreign ownership restrictions imposed by federal law will be void and of no effect.

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

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.

We expect that we will need to hire additional accounting, finance, and other personnel as we continue to grow to comply with public company reporting requirements, as a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time- consuming and costly. For example, the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX, we are required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we became a public company. However, while we remain an emerging growth company or smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we are not able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Delaware law and provisions in our Certificate of Incorporation and Bylaws might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our Certificate of Incorporation and Bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our Certificate of Incorporation, Bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act are accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

GlobalX's Audit Committee, comprising board members and senior management from various departments including IT, operations, legal, risk management, and others, diligently engage in regular cybersecurity risk assessments. These comprehensive assessments are designed to proactively identify potential threats, vulnerabilities, and risks that could impact the integrity and security of the company's airline systems, data infrastructure, and operational continuity. Evaluations span critical areas such as safeguarding flight systems, protecting passenger data, and mitigating operational disruptions.

Moreover, the GlobalX Audit Committee remains committed to providing timely updates and detailed reports, offering insights into the airline's cybersecurity posture, ongoing initiatives, prevalent incident trends, and active remediation efforts. These reports are meticulously crafted, incorporating key metrics, performance indicators, and actionable recommendations aimed at continual enhancement.

The committee vested with cybersecurity oversight consistently conducts periodic reviews of GlobalX's cybersecurity policies, procedures, and controls. These reviews are pivotal in ensuring the ongoing effectiveness of the company's cybersecurity framework and its alignment with emerging threats and evolving industry best practices. Regular updates are meticulously implemented to fortify the company's cybersecurity resilience in response to emerging risks and evolving regulatory requirements.

As of December 31, 2022, and 2023, GlobalX remains proud to report that it has not encountered any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, the Company.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

On October 1, 2021, GEM Global Yield LLC SCS ("GEM"), has filed initial pleadings in the Supreme Court of the State of New York, County of New York, claiming the Company breached the share subscription agreement between the parties by failing to pay a $500,000 fee due on May 4, 2021. GEM is requesting repayment in full of the CAD $2,000,000 promissory note issued by the Company to GEM plus accrued interest and costs and expenses related to collection. As of December 31, 2022, the note payable to GEM is recorded in current liabilities on the consolidated balance sheet and the Company expensed the full outstanding amount capitalized as deferred financing costs of $2,809,031.

On January 18, 2023, the Court granted summary judgment in favor of GEM. GEM subsequently filed a motion seeking $2,000,000 CAD, plus interest totaling $218,493.87, with an additional $506.02 accruing each day after January 30, 2023 until entry of Judgment. GEM also seeks $112,584.50 in attorney's fees and $4,884.86 in costs. In 2022, interest and attorney's fees were recorded in current liabilities on the consolidated balance sheet and other expenses non-operating on the consolidated statement of operation.

On March 29, 2023 Global Crossing Airlines and GEM entered into a final settlement which included a payment plan for the $2,000,000 CAD over nine months plus the extension of the agreement for 12 months. Consequently, GlobalX has adjusted the current liabilities to reverse the previously accrued interest and attorney’s fees no longer due. Upon final payment GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due per final settlement and the Company had no outstanding balance as of December 31, 2023.

On August 11, 2023 Global Crossing Airlines in combination with Top Flight Charters and its minority interest member filed a lawsuit in the United States District Court Southern District of Florida against Shorts Travel Management, Inc (Shorts) and STM Charters, Inc seeking to have an old non-solicit agreement signed by Top Flight' minority interest member to be declared invalid, that Shorts alleged trade secrets do not exist and sought damages arising from the Shorts defamation per se based on numerous false statements made by Shorts in the marketplace. On October 4, 2023, Shorts responded in court by denying the claims made and countersued all parties for breach of contract and theft of trade secrets. This case is currently in the discovery phase.

There have been no material changes in our risk factors from those disclosed above in “Part I. Item 1A. Risk Factors”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the OTCQB Marketplace (“OTCQB”) under the symbol “JETMF” and on the NEO Exchange (“NEO”) under the symbol “JET.” Our shares of Class B Non-Voting Common Stock are traded on the NEO under the symbol “JET.B”

The Company has not paid any cash dividends.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsidiaries Name	Place of incorporation	Interest%	Principal activity
Global Crossing Airlines Holdings, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Group, Inc.	Holding company
Global Crossing Airlines, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc.	US 121 Charter company
GlobalX Travel Technologies, Inc.	Delaware, United States	80% ownership by Global Crossing Airline Holdings, Inc.	Acquire and develop travel technology
UrbanX Air Mobility, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc.	Air Charter operator
Global Crossing Airlines Operations, LLC	Florida, United States	100% ownership by Global Crossing Airlines Inc.	Operating Company
LatinX Air S.A.S	Ecuador	100% ownership by Global Crossing Airlines Inc	Air Charter operator
GlobalX Colombia S.A.S.	Colombia	100% ownership by Global Crossing Airlines Inc	Air Charter operator
GlobalX Air Tours, LLC	Florida, United States	100% ownership by Global Crossing Inc.	Air charter service
Charter Air Solutions, LLC	Montana, United States	80% ownership by the Global Crossing Airlines Holdings Inc.	Charter Broker

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 8 of this report. This Item 7 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 7 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors”.

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

GlobalX operates its A320 family aircraft for airlines, tour operators, college and professional sports teams, incentive groups, resorts and casino groups and government agencies. It is our goal to deliver best in class on time performance and dispatch reliability, expand existing relationships and develop additional relationships with leading charter/tour operators to provide aircraft during their peak seasons; and provide ad-hoc and track charter programs for non-airline customers, including hotels, casinos, cruise ship companies, tour operators.

Business Developments

The twelve months period ended December 31, 2023 for GlobalX was characterized by the achievement of significant regulatory milestones in addition to considerable investment in crew, staff, maintenance, and systems to build out our platform, bolster our infrastructure to prepare GlobalX to continue its rapid expansion through the delivery of additional aircraft in 2024. GlobalX is comprised of three key assets which allows us to generate income – our certifications, our aircraft, and our crew.

From a regulatory perspective GlobalX in the twelve months period ended December 31, 2023 has achieved the following:

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
•
Successfully passed our DOD Audit – allowing us to register and start operating flights for the Department of Defense
•
Successfully passed our IOSA Audit – allowing us to operate for other airlines without an extensive audit process

From an aircraft perspective GlobalX in the twelve months period ended December 31, 2023 has achieved the following:

•
Taken delivery of three A321F to launch Cargo operations
•
Taken delivery of two A320 passenger aircraft and one A319 passenger aircraft
•
Completed five heavy maintenance events and one non-heavy maintenance event

From a crew perspective GlobalX in the twelve months period ended December 31, 2023 has achieved the following:

•
Hired and trained the required number of people in dispatch, crew scheduling, operation control center and maintenance to allow for 24 hours, 7 day a week operation on a global basis
•
Increased our pilot headcount from 70 to 138

In short, the twelve months period ended December 31, 2023 was a time when GlobalX invested in its people, prepared for its growth, and established a robust infrastructure for its future.

Launch cargo charter flights with A321P2F (Passenger to Freighter)

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate and into the fleet commencing Q1 2023 and expects cargo to be an integral part of the GlobalX business. GlobalX operates the majority of its A321Fs under ACMI charter operations with major package operators and major freight and logistics companies. Under these types of arrangements, customarily, these operators will take the commercial risk associated with the selling of the cargo and provide all ground handling and cargo-specific operations, with GlobalX assuming the operational risk of providing a functional aircraft, trained crew, in a safe and on time manner as the ACMI operator.

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

Aircraft Maintenance

Heavy maintenance checks are expected to be outsourced to FAA-approved service providers. The 6Y and 12Y checks will be primarily paid for using funds from the accrued maintenance reserves paid to lessors under operating leases.

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

GlobalX Charter Service

GlobalX is a charter provider that currently focuses exclusively on providing customized, non-scheduled passenger air transport services with narrow-body Airbus A320 and A321 aircraft. We expect our primary line of business and focus to be commercial charter services throughout North and South America and the Caribbean, with established several key customer including the US Government, scheduled airlines, US colleges and indirect air carriers.

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

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as Republic Airways, Eastern Airlines, JetBlue Airways, Virgin America, Hawaiian Airlines, American Airlines, US Airways, Atlas Air, Breeze Airways, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, Atlantic Coast Airlines, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

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

Years ended December 31, 2023 and 2022

Operating Revenue & Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the twelve months period ended on December 31, 2023 and 2022 requires an understanding of how the Company fundamentally evolved during that time period. 2022 was our first year of full operations and was a period where the company was focused on securing new customers, entering new markets and flying to new locations; primarily in the domestic and Caribbean markets. As a young company, we were learning how to operate effectively and efficiently.

By contrast in 2023, GlobalX expanded existing relationships, entered the Cargo market, expanded operations in the European ACMI market and increased focus on operating for existing airlines once we completed our IOSA certification. Our key metric is block hours flown and block hours flown per available aircraft, which is the measure by which we track commercial activity. While other airlines discuss available seat miles and revenue per available seat mile (“rasm”), cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk therefore all results are evaluated on a block hour basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Operating Fleet	2023	2022	Inc/(Dec)	Inc/(Dec)

A319	0.3	—	0.3	N/A
A320	6.8	5.6	1.2	21.4%
A321	3.5	1.0	2.5	250.0%
Total Operating Average Aircraft Equivalents	10.6	6.6	4.0	60.6%

Net Aircraft Available	9.7	5.9	3.8	64.4%
Total Block Hours	18,072	8,666	9,406	108.5%
Average Utilization per available aircraft	1,863	1,474	389	26.4%

The following table describes the degree to which variations in revenues can be attributed to fluctuations in prices and nature of GlobalX services.

Operating Revenue	2023	2022	Inc/(Dec)	% Change

Charter	$114,123,521	$73,318,834	$40,804,687	55.7%
ACMI	40,476,555	13,374,760	27,101,795	202.6%
Other	5,521,449	10,416,611	(4,895,162)	-47.0%
Total	$160,121,525	$97,110,205	$63,011,320	64.9%

Block Hours	2023	2022	Inc/(Dec)	% Change

Charter	8,852	6,253	2,599	41.6%
ACMI	9,157	2,328	6,829	293.3%
Non Revenue	63	85	(22)	-25.9%
Total	18,072	8,666	9,406	108.5%

Revenue per Block Hour	2023	2022	Inc/(Dec)	% Change

Charter	$12,893	$11,726	$1,167	10.0%
ACMI	$4,420	$5,744	$(1,324)	-23.1%

Charter revenue for the period increased $40.8 million or 55.7%, from $73.3 million in 2022 to $114.1 million in 2023. $33.5 million of the increased revenue is attributable to flying more block hours as the number of block hours operated increased 41.6% from 6,253 in 2022 to 8,852 block hours in 2023, driven by the increased number of aircraft available to operate. In addition, the net rate for Charter flying increased 10.0% from $11,726 per block hour to $12,893 per block hour. There are two factors impacting the net Charter rate; first is the rate that we charged customers for the ACMI portion of the contract and second was the cost of fuel. Average fuel cost was lower in 2023 so that reduced the rate by $1,027 per block hour. This was offset by an increase of $2,194 per block hour in the average rate charged to customers. The net effect was an increase of $1,167 per block hour. This increase contributed $7.3 million of the total charter revenue improvement.

ACMI revenue for the period increased by $27.1 million or 202.6% from $13.4 million in 2022 to $40.5 million in 2023. This variance can largely be explained by a 65% increase in the number of available aircraft which resulted in an increase from 2,328 block hours in 2022 to 9,157 block hours in 2023, an increase of 293.3% or 6,829 block hours. The average revenue per block hour dropped from $5,744 in 2022 to $4,420 in 2023 due to several factors. Generally, when a customer commits to a greater minimum number of block hours in a month, there is a reduction on the revenue per block hour charged. In 2023, not only was GlobalX flying more hours, GlobalX flew more hours per month per aircraft, primarily servicing key customers in Europe. There were also several contracts in 2022 that flew under the minimum guaranteed rate, which increased the revenue per block hour flown that did not occur in 2023.Those two factors combined to reduce the average revenue per block hour by 23.1% or $1,324 per block hour.

Other revenue for the period decreased by $4.9 million from $10.4 million in 2022 to $5.5 million in 2023, due a specific contract in 2022 that GlobalX was not able to operate due to the Company's lack of regulatory approval. This contract had a guaranteed minimum amount of block hours that were paid even though GlobalX was unable to operate the flights. The associated revenue earned under the contract was booked as other revenue with no operational block hours.

Operating Expenses

The following table compares our Operating Expenses (in dollars):

Operating Expenses	2023	2022	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$54,056,847	$30,629,414	$23,427,433	76.5%
Aircraft Fuel	29,475,548	23,035,395	6,440,153	28.0%
Maintenance, materials and repairs	8,602,949	4,377,378	4,225,571	96.5%
Depreciation and amortization	2,292,797	609,489	1,683,308	276.2%
Contracted ground and aviation services	20,506,701	15,607,926	4,898,775	31.4%
Travel	8,334,474	5,024,758	3,309,716	65.9%
Insurance	5,009,477	3,580,377	1,429,100	39.9%
Aircraft Rent	33,631,717	15,614,081	18,017,636	115.4%
Other	14,078,145	9,867,929	4,210,216	42.7%
Total Operating Expenses	$175,988,655	$108,346,747	$67,641,908	62.4%

Salaries, wages, and benefits increased to $54.1 million up from $30.6 million, a $23.4 million, or 76.5% increase, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 59.0% from 393 to 625 and pilots increased from 70 to 138, or 97.1%.

Aircraft fuel is directly correlated to the number of Charter block hours which increased 2,599 or 41.6%, the average spot price of jet fuel which decreased by 20.2% from $3.37 per gallon in 2022 to $2.69 per gallon in 2023 and the type of aircraft being flown with A321’s burning more fuel than an A320. The consequence of all three factors was that fuel increased 28.0% from $23.0 million to $29.5 million.

Maintenance, materials, and repairs increased by $4.2 million, from $4.4 million to $8.6 million, or 96.5%, primarily due to the increase in both the number of aircraft to 14 and the number of block hours flown which increased 108.5%. These volume drivers were partially offset by rate improvement from $505 per block hour to $476 per block hour, a 5.6% decrease. This decrease in rate per block hour was achieved through increased efficiencies and the benefits of a larger scaled operation.

Depreciation and amortization increased $1.7 million, or 276.2%, from $0.6 million to $2.3 million, driven by assets acquired to support our airport operations. These assets include, but are not limited to, fuel trucks, tractors, computers, software, and rotable inventory.

Contracted ground and aviation services increased by $4.9 million, or 31.4%, from $15.6 million to $20.5 million, These costs are directly correlated to the number of Charter hours operated in a specific period. Year-over-year Charter block hours increased 41.6%. This was offset by a reduction in station specific cost such as navigation expense, aircraft security expense, and ground handling due to favorable pricing and station mix.

Travel increased $3.3 million or 65.9%, from $5.0 million to $ 8.3 million, primarily due to the increase in Block Hours and a significant increase in the number of pilots in training who require hotel accommodations during the trips.

Insurance increased $1.4 million, or 39.9%, from $3.6 million to $5.0 million, primarily related to the increase in the number of aircraft.

Aircraft rent increased $18.0 million, or 115.4%, from $15.6 million to $33.6 million, primarily due to the increase in the number of aircraft from eight to fourteen aircraft in the fleet.

Operating loss increased by $4.7 million, from an operating loss of $11.2 million to $15.9 million, however operating loss as a percentage improved from (11.5%) to (9.8%), a 15% improvement. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. Specifically, the Salaries, wages, and benefits rate improved by 15.4% dropping from $3,534 to $2,991 per block hour as planners and schedulers are able to achieve optimization. Maintenance, material, and repairs saw a 5.8% improvement as the rate dropped $505 per block hour to $476 per block hour. Travel rates improved 20.5% from $580 per block hour to $461 per block hour. Insurance improved from $413 per block hour to $277 per block hour or 33%. These improvements are a function achieving economies of scale through organic growth as the company is better able to negotiate favorable terms and deliver optimal operational performance.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) :

Non-Operating Expenses (Income)	2023	2022	Inc/(Dec)	% Change

Unrealized Loss (Gain) on Financial Instruments	$-	$(96,415)	$96,415	N/A
Other non-operating	-	3,058,938	(3,058,938)	N/A
Interest Expense	4,916,281	1,621,932	3,294,349	203.1%
Total Non-Operating Expenses (Income)	$4,916,281	$4,584,455	$331,826	7.2%

Other non-operating expenses decreased by $3.0 million due to the write-off of deferred costs in 2022 incurred in connection with GEM line of credit, as discussed in note 9 of the consolidated financial statements.

Interest expense, net increased $3.3 million driven mainly by the interest payable on the debentures issued in 2023.

Net Loss

Net Loss increased by $5.2 million to a net loss of $21.0 million from $15.8 million in 2022 however net loss as a percentage improved from (16.25%) to (12.9%), a 20% improvement. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. This is despite financing cost increasing 220% from $1.6 million to $5.2 million. It is important to consider that as GlobalX increases aircraft count and block hours flown the company is able to achieve operational efficiencies, evident in the expense rates per total block hours. The Salaries, wages, and benefits rate improved by 15.4% dropping from $3,534 to $2,991 per block hour as planners and schedulers are able to achieve optimization. Maintenance, material, and repairs saw a 5.8% improvement as the rate dropped $505 per block hour to $476 per block hour. Travel rates improved 20.5% from $580 per block hour to $461 per block hour. Insurance improved from $413 per block hour to $277 per block hour or 33%. These improvements are a function achieving economies of scale through organic growth as the company is better able to negotiate favorable terms and deliver optimal operational performance.

Liquidity and Capital Resources

The most significant liquidity events during 2023 were as follows:

Operating Activities. For 2023, Net Cash used in operating activities decreased from $3.6 million to $1.3 million consisting primarily of $19.5 million increase in accrued liabilities and other liabilities and accounts payables, $7.7 million of increase in accounts receivable, $7.9 million of increase in operating leases obligations and $11.4 million increase noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $2.5 million increase of share-based payments. These were partially offset by $5.0 million of increase in net loss. For 2022, net cash used in operating activities decreased from $10.8 million to $3.6 million, consisting primarily of $15.8 million of net loss, $1.9 million of increase in accounts receivable, $1.3 million of increase in Prepaid Expenses and other current assets, and $3.5 million of increase in operating lease obligations. These were partially offset by noncash adjustments of $0.6 million for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.4 million for share-based payments, $9.3 million of accounts payable and accrued and other liabilities, and $0.2 million of bad debt expense.

As of December 31, 2023, the Company had approximately $11.6 million in unrestricted cash and cash equivalents and approximately $6.1 million in restricted cash, an increase of approximately $9.7 million and $2.5 million from December 31, 2022, respectively primarily due to the Secured Notes entered on August 2, 2023 and increase in operations. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements for the next twelve months. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of December 31, 2023, the Company had total of $14.2 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of December 31, 2023, the Company had total of $65.8 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, respectively, and approximately $29 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company finished 2023 with eleven passenger aircraft and three cargo aircraft and expects the fleet to increase to 15 passenger aircraft and five cargo aircraft by the end of 2024. To achieve the number of aircraft deliveries in 2024, the Company currently has seven aircrafts under lease with partial or total deposits paid and four aircraft under binding agreements that are subject to execution of definitive lease documentation and fulfillment of certain closing conditions.

Investing Activities. For 2023, net cash used for investing activities increased from $5.2 million to $13.2 million, consisting of an increase of $9.1 million of deposit, deferred costs and other assets and $4.0 million of purchases of property and equipment. For 2022, net cash used for investing activities increased from $652.7 thousand to $1.9 million, consisting of $1.9 million of purchases of property and equipment.

Financing Activities. For 2023, net cash provided by financing activities increased from $6.2 million to $26.7 million, consisting primarily of net proceeds of approximately $24.9 million from note payable, and $1.9 million from proceeds from issuance of shares. For 2022, net cash provided by financing activities decreased from $18.9 million to $6.2 million, consisting primarily of $5.9 million of note payable, and $0.8 million in proceeds from issuance of shares, partially offset by $0.5 million in principal payments of finance leases.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•
requires assumptions to be made that were uncertain at the time the estimate was made, and
•
changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other resources. Actual results may differ from the estimates under different assumptions or conditions. We have identified the following policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management's most subjective and complex judgments in estimating the effect of inherent uncertainties: allowance for credit losses, fair value measurements for stock-based compensation and deferred tax valuation allowance. See footnote 2 of the Company's consolidated financial statements for significant accounting policies.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an “expected loss” model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 was initially effective for non- public companies for fiscal years and interim periods beginning after December 15, 2021, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the effective date for certain entities, such as the Company, to apply ASU 2016-13 until fiscal years and interim periods beginning after December 15, 2022. The adoption of this pronouncement had no material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Crossing Airlines Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Global Crossing Airlines Group, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited operating history, has recurring net losses and negative cash flows from operations since inception, and has a working capital deficit as of December 31, 2023, these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

March 7, 2024

We have served as the Company’s auditor since 2020.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Current Assets
Cash and cash equivalents	$11,595,706	$1,875,673
Restricted cash	6,079,531	3,585,261
Accounts receivable, net of allowance	10,180,739	2,664,174
Prepaid expenses and other current assets	2,551,612	2,193,449
Current assets held for sale	184,155	1,405,741
Total Current Assets	30,591,743	11,724,298
Property and equipment, net	5,524,990	2,441,288
Finance leases, net	4,108,277	2,710,899
Operating lease right-of-use assets	76,880,504	27,952,609
Deposits	12,506,275	5,702,089
Other assets	1,716,558	632,790
Total Assets	$131,328,347	$51,163,973
Current liabilities
Accounts payable	$7,481,071	$4,997,080
Accrued liabilities	17,465,320	9,458,629
Deferred revenue	9,895,583	3,200,664
Customer deposits	3,935,496	1,617,337
Current portion of notes payable	-	1,810,468
Current portion of long-term operating leases	13,650,119	6,445,915
Current portion of finance leases	599,228	335,527
Total current liabilities	53,026,817	27,865,620
Other liabilities
Note payable	29,174,794	5,081,294
Long-term operating leases	65,158,453	23,189,835
Other liabilities	3,835,424	2,282,892
Total other liabilities	98,168,671	30,554,021
Total Liabilities	$151,195,488	$58,419,641
Commitments and Contingencies (Note 7)
Equity (Deficit)
Common stock - $.001 par value; 200,000,000 authorized; 58,925,871 and 53,440,482 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$58,891	$53,440
Additional paid-in capital	38,943,133	30,774,197
Retained deficit	(59,093,845)	(38,083,304)
Total Company's stockholders’ deficit	(20,091,821)	(7,255,667)
Noncontrolling interest	224,680	-
Total stockholders’ deficit	(19,867,141)	(7,255,667)
Total Liabilities and Deficit	$131,328,347	$51,163,973

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating Revenue	$160,121,525	$97,110,205
Operating Expenses
Salaries, Wages, & Benefits	54,056,847	30,629,414
Aircraft Fuel	29,475,548	23,035,395
Maintenance, materials and repairs	8,602,949	4,377,378
Depreciation and amortization	2,292,797	609,489
Contracted ground and aviation services	20,506,701	15,607,926
Travel	8,334,474	5,024,758
Insurance	5,009,477	3,580,377
Aircraft Rent	33,631,717	15,614,081
Other	14,078,145	9,867,929
Total Operating Expenses	$175,988,655	$108,346,747
Operating Loss	(15,867,130)	(11,236,542)
Non-Operating Expenses
Foreign Exchange (gain) or loss	-	(96,415)
Other non-operating expenses	-	3,058,938
Interest Expense	4,916,281	1,621,932
Total Non-Operating Expenses	4,916,281	4,584,455
Loss before income taxes	(20,783,411)	(15,820,997)
Income tax expense	2,450	-
Net Loss	(20,785,861)	(15,820,997)
Net Income attributable to Noncontrolling Interest	224,680	-
Net Loss attributable to the Company	(21,010,541)	(15,820,997)
Loss per share:
Basic	$(0.37)	$(0.30)
Diluted	$(0.37)	$(0.30)
Weighted average number of shares outstanding	56,763,879	52,074,647
	-
Fully diluted shares outstanding	56,763,879	52,074,647

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Twelve Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,785,861)	$(15,820,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,292,797	609,489
Bad debt expense	5,915	219,759
Loss on sale of property	135,772	—
Loss (gain) on sale of spare parts	22,619	(191,530)
Loss on deferred costs	—	2,809,031
Foreign exchange loss (gain)	—	(96,415)
Gain on disposal of flight equipment	(455,700)	—
Amortization of debt issue costs	901,956	630,290
Amortization of operating lease right of use assets	8,172,685	4,797,056
Share-based payments	2,465,039	1,386,533
Interest on finance leases	435,266	102,561
Changes in assets and liabilities:
Accounts receivable	(7,746,494)	(1,946,757)
Assets held for sale	1,665,740	(340,561)
Prepaid expenses and other current assets	(321,844)	(1,262,183)
Accounts payable	2,364,759	2,938,216
Accrued liabilities and other liabilities	17,153,154	6,353,307
Operating lease obligations	(7,927,758)	(3,482,839)
Other liabilities	242,240	(306,008)
Net cash used in operating activities	(1,379,715)	(3,601,048)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(9,143,650)	(3,247,035)
Purchases of property and equipment	(4,042,292)	(1,911,669)
Net cash used in investing activities	(13,185,942)	(5,158,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(479,923)	(501,169)
Proceeds on issuance of shares	1,871,784	802,325
Proceeds from note payable	35,289,725	5,925,529
Repayment of note payable	(9,901,626)	—
Net cash provided by financing activities	26,779,960	6,226,685
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,214,303	(2,533,067)
Cash, cash equivalents and restricted cash - beginning of the year	5,460,934	7,994,001
Cash, cash equivalents and restricted cash - end of the year	$17,675,237	$5,460,934
Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$57,100,580	$10,081,357
Equipment acquired through finance leases	$1,915,366	$(2,840,936)
Note Payable reductions through accounts receivable from sale of Assets held for sale	$145,089	$-
Discount on proceeds from note payable due to professional fees	$35,900	$-
Acquisition of Intangible Asset	$428,400	$-
Airframe Parts acquired through financing	$-	$1,065,180
Warrants issued for debt (debt discount)	$3,837,565	$2,130,642
Cash paid for
Interest	$753,414	$622,439

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2022	$51,237,876	$51,237	$26,456,900	$(22,262,307)	$4,245,830
Issuance of shares – warrants and options exercised	1,397,402	1,398	662,344	-	663,742
Warrants issued	-	-	2,130,642	-	2,130,642
Share based compensation on stock options or RSUs	537,954	538	1,342,447	-	1,342,985
Employees Stock Purchase plan	267,250	267	181,864	-	182,131
Loss for the period	-	-	-	(15,820,997)	(15,820,997)
Ending – December 31, 2022	$53,440,482	$53,440	$30,774,197	$(38,083,304)	$(7,255,667)

	Global Stockholders' Equity (Deficit)
	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2023	$53,440,482	$53,440	$30,774,197	$(38,083,304)	$(7,255,667)	$-	$(7,255,667)
Issuance of shares – warrants and options exercised	2,877,083	2,877	1,422,343	-	1,425,220	-	1,425,220
Warrants issued	-	-	3,837,562	-	3,837,562	-	3,837,562
Share based compensation on stock options or RSUs	1,803,992	1,769	2,383,130	-	2,384,899	-	2,384,899
Employees Stock Purchase plan	804,314	805	525,901	-	526,706	-	526,706
Income/(Loss) for the period	-	-	-	(21,010,541)	(21,010,541)	224,680	(20,785,861)
Ending – December 31, 2023	$58,925,871	$58,891	$38,943,133	$(59,093,845)	$(20,091,821)	$224,680	$(19,867,141)

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2023 and 2022

1. NATURE OF OPERATIONS AND GOING CONCERN

Global Crossing Airlines Inc. (the “Company” or “GlobalX”) was incorporated under the laws of British Columbia and continued as a Federal corporation pursuant to the Canada Business Corporations Act effective February 28, 2017. During the year ended December 31, 2020, the Company completed a business acquisition pursuant to which it acquired all of the issued and outstanding shares of Global Crossing Airlines, Inc. (“Global USA”), a Delaware corporation. For financial reporting purposes, the Company is considered a continuation of Global USA, the legal subsidiary, except with regard to authorized and issued common stock which is that of the Company, the legal parent. On December 22, 2020, the Company changed its jurisdiction of incorporation from the province of British Columbia, Canada to the State of Delaware. The U.S. Domestication was required for the Company to complete its charter licensing process and will also reflect the Company’s U.S.-business and operations. The Company’s principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets. The Company’s shares trade on the NEO Exchange (the “Exchange” or “NEO”) under the symbol “JET” and the OTCQB under the symbol “JETMF.”

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2023 and 2022, the Company had a working capital deficits of $22,435,074 and $16,141,322, respectively, and retained deficits of $59,093,845 and $38,083,304, respectively. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and the following subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Certain reclassification and format changes have been made to prior year amounts to conform to the 2023 presentation.

Subsidiaries Name	Place of incorporation	Interest%	Principal activity
Global Crossing Airlines Holdings, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Group, Inc.	Holding company
Global Crossing Airlines, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc.	US 121 Charter company
GlobalX Travel Technologies, Inc.	Delaware, United States	80% ownership by Global Crossing Airline Holdings, Inc.	Acquire and develop travel technology
UrbanX Air Mobility, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc.	Air Charter operator
Global Crossing Airlines Operations, LLC	Florida, United States	100% ownership by Global Crossing Airlines Inc.	Operating Company
LatinX Air S.A.S	Ecuador	100% ownership by Global Crossing Airlines Inc	Air Charter operator
GlobalX Colombia S.A.S.	Colombia	100% ownership by Global Crossing Airlines Inc	Air Charter operator
GlobalX Air Tours, LLC	Florida, United States	100% ownership by Global Crossing Inc.	Air charter service
Charter Air Solutions, LLC	Montana, United States	80% ownership by the Global Crossing Airlines Holdings Inc.	Charter Broker

Investment in Top Flight:

On September 18, 2023, the Company acquired 80% of Charter Air Solutions, LLC ("Top Flight"). Top Flight was established on February 8, 2023 and had no significant transactions from the date of formation to the acquisition date. The balance sheet and operating activity of Top Flight are included in the Company's consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to noncontrolling interests as equity within our consolidated balance sheet. As of December 31, 2023, Top Flight figures did not materially impact the consolidated financial statements of the Company.

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

Restricted Cash

As of December 31, 2023 and 2022, restricted cash of $6,079,531 and $3,585,261, respectively, were being held by a financial institution as security for future flights. As of December 31, 2023, the Company also had $360,000 deposits held for an Airport Security Bond which is required by U.S. Customs and Border Protection and U.S. Department of Transportation.

Accounts Receivable

Accounts Receivable are recorded at the amount due from customers and do not bear interest. The Company determines its allowances for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. During the years ended December 31, 2023 and 2022, the Company recorded $5,915 and $219,759, respectively, of provision for allowance for credit losses. In addition, as of December 31, 2023 and 2022, the Company presented $94,755 and $104,406, respectively, as allowance for credit losses net in Accounts Receivable on the Consolidated Balance Sheets.

Assets held for sale

Assets held for sale consist of the purchased airframe parts from used Airbus 320 bearing manufacturer's serial number 2090 as completed on sales agreement entered on March 2, 2022. Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at December 31, 2023. They were recorded at average cost and are expensed when sold, used or consumed. An allowance for obsolescence on aircraft airframe parts is recorded when impaired to reduce the carrying costs to lower of cost or net realizable value. The Company monitors resale values for its assets held for sale on a recurrent basis using various qualitative and quantitative matters including analysis of current sales, estimates obtained from outside vendors, physical counts, internal discussions, among others. As of December 31, 2023, the Company did not identify items that were obsolete and recorded a $0 allowance for obsolete items on the Consolidated Balance Sheet.

Intangible Assets

The Company entered in an agreement on September 21, 2023 to invest $453,600 in the purchase 54,000 carbon offsets from Karbon-X to be paid monthly over 36 months from October 1, 2023 to September 1, 2026. Carbon offsetting involves compensating for carbon emissions by investing in projects that reduce or remove an equivalent amount of greenhouse gases from the atmosphere. This initiative aligns with the Company's goal to balance its carbon footprint and contribute to environmental sustainability through supporting various projects such as renewable energy initiatives and afforestation programs.

As of December 31, 2023, the Company recorded $453,600 of intangible asset cost and accumulated amortization of $37,800, which is reflected in the “Deposits and Other Assets” of the Company’s consolidated balance sheet. The expected annual amortization for the carbon offsets intangibles is $151,200 for 2024 and 2025 and $113,400 in 2026.

The carbon offsets intangibles was initially measured at cost and will be carried at cost less any accumulated amortization. In the events or changes suggesting unrecoverable carrying values, the Company will assess Carbon-Offsets carrying amount value using the impairment model in accordance with ASC 360. The impairment test involves a comparison of the carrying amount of the asset to its recoverable amount. The recoverable amount is the higher of an asset's fair value less costs to sell and its value in use. If the carrying amount of the asset exceeds its recoverable amount, the asset is considered impaired, and an impairment loss needs to be recognized. In addition, Carbon offsets will be derecognized upon sale, transfer, or retirement. In the instance where carbon offsets are utilized to offset the company's emissions, they will be retired accordingly.

Lessor Maintenance Deposits

GlobalX’s aircraft lease agreements provide that GlobalX pay maintenance reserves monthly to aircraft lessors to be held as collateral in advance of major maintenance activities required to be performed by Global. Maintenance reserve payments are either fixed, or variable based on actual flight hours or cycles. These lease agreements provide that maintenance reserves are reimbursable to GlobalX upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses will be reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. As of December 31, 2023 and 2022, Lessor Maintenance Deposits totaled $908,358 and $889,919, respectively, and are included in Prepaid expenses and other current assets and Deferred Costs and other assets in the Consolidated Balance Sheets.

Heavy Maintenance

The Company accounts for heavy maintenance costs for airframes and engines using the deferral method. Under this method, expense recognition of scheduled heavy maintenance events is deferred and amortized over the estimated period until the next scheduled heavy maintenance event is required. During the year ended December 31, 2023, the Company incurred amortization expense of $789,494 with respect to heavy maintenance costs and had $1,740,537 in deferred maintenance costs as of December 31, 2023. During the year ended December 31, 2022, the Company incurred amortization expense of $218,688 with respect to heavy maintenance costs and had $1,022,492 in deferred maintenance costs as of December 31, 2022.

Property & Equipment

Property and equipment are recorded at cost at the Acquisition Date and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

Leasehold Improvements, Aircraft, other	1-10 years (or life of lease, if shorter)
Office and Ground Equipment	5 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases	5-30 years (or life of lease, if shorter)
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 47 months

Modifications that enhance the operating performance or extend the useful lives of leased airframes are considered leasehold improvements and are capitalized and depreciated over the economic life of the asset or the term of the lease, whichever is shorter.

The components of property and equipment, net are as follows:

	December 31,
	2023	2022
Rotable Parts	$3,068,695	$1,018,642
Computer Hardware and Software	1,477,466	878,282
Leasehold improvements, Aircraft, other	971,760	168,588
Office and Ground Equipment	634,198	585,534
Less: accumulated depreciation	627,129	209,758
Total Property and equipment, net	$5,524,990	$2,441,288

During the years ended December 31, 2023 and 2022, depreciation of property and equipment was $935,970 and $283,325, respectively.

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

Evaluation of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third- party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2023 and 2022.

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

Finance Leases

Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy presented in the table above.

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

Revenue Recognition

The Company generates operating revenues by providing passenger aircraft outsourcing services to customers on a Charter and ACMI basis, in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. The Company also generates other operating revenue from chargebacks related to charter costs including but not limited to fuel, airport fees, navigation fees, and ground handling. Furthermore, the Company also earns other operating revenue from cancellation of flights from customers.

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

Other operating revenue is typically recognized over time as the services aforementioned are provided to customers. Related to the cancellation fees, these are earned from customers and recognized in the period for which the operations were scheduled.

3. EQUITY INVESTMENTS

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX shareholders. At that time, GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of December 31, 2023 and 2022, the Company holds approximately 10% and 13% ownership in Jetlines, respectively.

4. DEFERRED FINANCING FEES AND DEBT ISSUANCE COSTS

In relation to the Company’s Subscription Agreement pursuant to which the Company sold $6.0 million of its note (Note 12) the Company capitalized $2,205,113 of debt issuance costs. These costs are initially capitalized on the consolidated balance sheet as debt issuance costs and amortized to interest expense using the effective interest method. In addition, the Company paid the $6.0 million of Note Payable plus accrued interest due for Subscription Agreement. As a result, the Company expensed the full outstanding amount capitalized as debt issuance costs of $945,217 during the year ended December 31, 2023.

On the new $35.0 million Subscription Agreement, the Company also capitalized $6,755,770 of debt issuance costs. These costs are also initially capitalized on the consolidated balance sheet as debt issuance costs and amortized to interest expense using the effective interest method. The Company amortized $246,563 of the related debt issuance costs during the year ended December 31, 2023.

In connection with the GEM Global Yield LLC agreement (Note 8) the Company issued a note for $2,000,000 CAD ($1,418,880 USD) and issued 2,106,290 warrants exercisable at a price of CAD $0.50 per share until May 4, 2023. The initial fair value of the warrants was recorded as a prepaid financing fee in the amount of $1,390,151. These costs are initially capitalized on the consolidated balance sheet as deferred finance costs and will be subsequently reclassified to common stock and additional paid-in capital upon on a pro-rata basis as the Company draws down on the facility. On June 28, 2021, adjustments were made to the warrants issued resulting in a change in warrants issued and their exercise price. During 2022, the Company expensed the full outstanding amount capitalized as deferred financing costs of $2,809,031.

5. ASSET ACQUISITION

On March 22, 2021, the Company executed an agreement to purchase certain assets from Kizoto, LLC. Under the agreement, Global’s newly formed subsidiary, GlobalX Travel Technologies, Inc. (“GlobalX Travel”) would purchase all of the assets used in or relating to the business operation described as “Flugy” and GlobalX committed to finance Travel to facilitate the transaction. The assets acquired include all of Kizoto's right, title and interest in Flugy including, but not limited to, all software source code for the Flugy platform, website and mobile applications and related intellectual and intangible property. In assessing the assets transferred under the agreement, the Company determined that the Flugy assets do not constitute a business as defined in Subtopic 805-10. Accordingly, the transaction was accounted for as an asset purchase.

Consideration for the Flugy asset purchase included $50,000 paid to Kizoto, LLC and 20% of the shares issued and outstanding of GlobalX Travel. The Company recorded the Flugy platform and the related intangible assets acquired as other noncurrent assets at the total acquisition cost of $50,000. After the closing date, each party shall be entitled to receive a distribution of the net profits according to their respective percentage of ownership.

In connection with the agreement, GlobalX Travel shall pay Kizoto an initial monthly fee of $5,000 to cover ongoing management and development services. This rate increased to $10,000 once the first flight was flown. The monthly management fees will be expensed as incurred as these payments are composed of mostly management and administrative fees. Services provided by Kizoto which further develop and improve the software will be capitalized and amortized over the estimated useful life. Once the Flugy platform is placed in service, GlobalX Travel shall pay Kizoto a fee for each passenger seat sold by GlobalX Travel or sold by a third party which uses the Flugy platform or technology. The per-seat fees are considered transaction costs incurred in the generation of revenue from passenger seat reservations. The costs will be recorded as a reduction of the related revenues generated.

6. LEASES

As of December 31, 2023, and 2022, the Company operated 14 and 8 leased aircraft, respectively, which are accounted for under operating lease agreements with ranging terms of 10 months to 10 years. Leases with an initial term of 12 months or less will be recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. These leases primarily relate to the Company’s lease agreements for the month-to-month agreement for office space and leases for office equipment.

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

On October 14, 2021, the Company signed a lease for one Airbus A321 converted freighter. The term of the lease is 10 years commenced upon aircraft delivery in January 2023 and runs through December 2032. In addition to basic rent due, the Company will pay the lessors supplemental rent for maintenance of the aircraft and equipment.

On June 21, 2022, the Company entered into a lease agreement for one A321F cargo aircraft. The eight-year lease term commenced on June 1, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 96 months, plus supplemental rent for maintenance of the aircraft.

On July 29, 2022, the Company signed a lease agreement for one A321F cargo aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 72 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On December 14, 2022, the Company entered into a lease agreement for one A319 passenger aircraft. The two-year lease term commenced on August 18, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 24 months, plus supplemental rent for maintenance of the aircraft.

On January 27, 2023, the Company entered into a lease agreement for one A320 passenger aircraft. The six-year lease term commenced on April 21, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On May 22, 2023, the Company entered into a lease agreement for a commercial property warehouse. The five-year lease term commenced on June 1, 2023. Under the agreement, the Company will pay the lessor variable monthly rents increasing once every year for 62 months, plus estimated expenses for insurance, utilities, taxes, management fees and other operating expenses.

On June 16, 2023, the Company entered into a lease agreement for one A320 passenger aircraft. The four-year lease term commenced on November 13, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 48 months, plus supplemental rent for maintenance of the aircraft.

On September 8, 2023, the Company entered into a lease agreement for one A321F cargo aircraft. The eight-year lease term commenced on October 6, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On November 17, 2023, the Company signed a lease agreement for one A321 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2025 and will run through 24 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On November 20, 2023, the Company signed a lease agreement for one A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 88 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On December 22, 2023, the Company signed a lease agreement for one A321F cargo aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 120 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

The Company reviewed the operating leases for extension options that may be reasonably certain to be exercised and then would become part of the right-of-use assets and lease liabilities. On December 21, 2022, and October 10, 2023, the Company signed extensions for two aircraft extending their lease terms for an additional 60 and 15 months from original ending date of June 1, 2023, and October 1, 2023, to May 31, 2028, and December 31, 2024, respectively. Terms of extensions were agreed solely to grant the Company the right to use the asset for the related additional time including no changes in payment rent. As such, extension was accounted as a modification of lease in accordance with ASC 842 rather than as a new contract and the Company remeasured at modification date the following: Right-of-use asset, lease liability, discount rate, lease term and classification. In addition, as of December 31, 2023, the Company signed a lease agreement to convert one of its lease passenger aircraft with lease term ending on November 1, 2024, into an Aircraft Freighter at lessor's expense. The new lease is contingent on a successful conversion from induction date of November 1, 2024, and can take up to a year. Among terms agreed includes commitment fees paid to lessor and also no basic and supplemental rent shall be payable while the Aircraft undergoes conversion during the period commencing on the conversion induction date and ending on the conversion redelivery date. The Company expects to record a new lease on the acceptance of redelivery date, which is the date the lessee will have access to the leased asset.

For the year ended December 31, 2023, we had 37 aircraft support equipment capitalized within our Consolidated Balance Sheet with useful lives between 5 and 30 years. All aircraft support equipment were financed through finance leases with terms between 5 and 7 years. Related right-of-use assets and lease liabilities are recorded at the present value of fixed lease payments over the lease term. Amortization of the equipment under finance leases is on a straight-line basis over the lease term and is included in Depreciation and amortization in our Consolidated Statement of Operations. Residual values for equipment are estimated to be from 0% to 77%.

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

The following table presents lease costs related to the Company’s finance and operating leases:

	For The Year Ended December 31,
	2023	2022
Finance lease cost
Amortization of leased assets	$529,533	$130,037
Interest of lease liabilities	435,266	102,561
Operating lease cost
Operating lease cost (1)	8,172,685	4,797,056
Total lease cost	9,137,484	5,029,654

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

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	6.14 years	4.52 years
Finance leases	5.22 years	5.72 years
Weighted-average discount rate
Operating leases	13.03%	10.53%
Finance leases	12.53%	0.12

The table below presents cash and non-cash activities associated with our leases:

	For The Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,927,758	$3,482,839
Financing cash flows from finance leases	479,923	501,169

Future minimum lease payments under finance and operating lease liabilities with initial terms in excess of one year are as follows:

	Finance Leases	Operating Leases
2024	$1,042,413	$22,836,536
2025	1,042,413	19,644,557
2026	1,042,413	17,933,734
2027	932,797	16,016,344
2028	663,872	11,312,134
2029 and thereafter	541,624	26,863,248
Total minimum lease payments	5,265,532	114,606,553
Less amount representing interest	1,373,298	35,797,981
Present value of minimum lease payments	3,892,234	78,808,572
Less current portion	599,228	13,650,119
Long-term portion	3,293,006	65,158,453

We also lease office space and office equipment for our headquarters, airport facilities, and certain airport gate facilities and maintenance facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

7. COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements, and financing arrangements.

On January 13, 2023, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircraft. The Company financed $3,636,783 of the total premium amount of $4,064,691 at a rate of 5.45% interest. The down payment of $430,358 was paid at time of signing.

On January 6, 2022, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircraft. The Company financed $2,465,110 of the total premium amount of $3,103,325 at a rate of 2.38% interest. The down payment of $640,665 and the first monthly installment was paid at time of signing.

On August 11, 2023 Global Crossing Airlines in combination with Top Flight Charters and its minority interest member filed a lawsuit in the United States District Court Southern District of Florida against Shorts Travel Management, Inc (Shorts) and STM Charters, Inc seeking to have an old non-solicit agreement signed by Top Flight' minority interest member to be declared invalid, that Shorts alleged trade secrets do not exist and sought damages arising from the Shorts defamation per se based on numerous false statements made by Shorts in the marketplace. On October 4, 2023, Shorts responded in court by denying the claims made and countersued all parties for breach of contract and theft of trade secrets. This case is currently in the discovery phase

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

8. CAPITAL COMMITMENTS

GEM Global Yield LLC SCS

The Company entered into an agreement with GEM Global Yield LLC SCS ("GEM"), the private alternative investment group to provide the Company with up to CND $100 million over a 36-month term following the closing of the Transaction (the “Facility”). The initial CAD $100 Million is in the form of a capital commitment that allows the Company to draw down funds during the 36-month term by issuing shares to GEM (or such persons as it may direct) and subject to share lending arrangement(s) being in place. The purchase price of the shares to be sold is set at (i) 90% of the recent average daily closing price of the Company’s common stock on the TSX Venture Exchange or (ii) the floor price set by the company for each drawn down. The Company is not permitted to make a draw-down request in an amount that exceeds (i)1000% of the average daily trading volume of the Company’s stock for the 15 trading days preceding the draw-down date or (ii) 90% of the closing price on the trading day immediately prior to the issue or the relevant draw down notice and then added to the aggregate purchase price of all the common shares subscribed for pursuant to all prior closings would not exceed the total facility. GEM may accept or reject such drawn down notice based on various conditions described in the agreement. On July 8, 2020 the TSX Venture Exchange provided approval for the Facility.

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

On March 29, 2023 Global Crossing Airlines and GEM entered into a final settlement which included a payment plan for the $2,000,000 CAD over nine months plus the extension of the agreement for 12 months. Consequently, GlobalX has adjusted the current liabilities to reverse the previously accrued interest and attorney’s fees no longer due. Upon final payment GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due per final settlement and the Company had no outstanding balance as of December 31, 2023.

On March 4, 2024, Global Crossing Airlines and GEM decided to extend the length of the Facility by 12 months and the new expiration date is March 4, 2025.

9. INCOME TAXES

The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was 0%. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

The following table summarizes the significant components of the provision for income taxes from continuing operations:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Federal:
Current	$—	$—
Deferred	(4,214,775)	(3,318,558)
State:
Current	30,781	—
Deferred	(690,243)	(561,962)
Change in valuation allowance	4,876,687	3,880,520
Total income tax provision	$2,450	$—

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Expected provision at Federal statutory tax rate	21.00%	21.00%
State tax expense, net of Federal benefit	3.17%	—
Change in valuation allowance	(23.35)%	(20.98)%
Permanent difference	(0.73)%	(0.02)%
Other	(0.24)%	—

Total	-0.15%	0.00%

The following table summarizes the significant components of the Company’s deferred taxes:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Deferred tax assets (liabilities):
Net operating loss	$12,089,733	$7,851,883
Share based compensation	471,754	347,507
Disallowed interest	1,572,921	398,118
Allowance for doubtful accounts	23,206	25,627
Lease accounting	304,670	413,142
Unrealized Loss	14,017	14,164
Depreciation	(938,364)	(389,191)
Total deferred tax assets (liabilities)	$13,537,937	$8,661,250

Less valuation allowance	(13,537,937)	(8,661,250)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023 and 2022, the Company has net operating losses available for deduction against future taxable income of $49 million and $32 million, respectively. The net operating losses do not expire and may be carried forward indefinitely. The amount of state NOLs available equals the amount of federal NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It was concluded on a more-likely-than-not basis that the Company’s deferred tax assets were not realizable as of December 31, 2023. Accordingly, a valuation allowance of $13.5 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2023 from 2022 was an increase of $4.9 million.

The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.

The Company files income tax returns in the United States the State of Florida, California, Georgia, Indiana, Kentucky, New Jersey, New York, Texas, Virginia, North Carolina, Pennsylvania, and Tennessee. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal and state income tax purposes, the Company’s 2020, 2021 and 2022 tax returns remain open to examination.

10. FAIR VALUE MEASUREMENTS

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

As of December 31, 2023 and 2022, the Company's assets and liabilities carrying values approximate to their fair values.

11. WARRANT

On August 2, 2023, the Company issued 10,000,000 warrants with $1.00 exercise price in connection with the financing arrangement entered into with Secured Notes. The warrants allow the holder to purchase common stock at an exercise price equal to $1.00 per share at any time on or after their issuance date and on or prior to June 30, 2030. At time of issuance, the Company determined that the warrants had a fair value of $4,300,000 and required classification as equity. On December 21, 2023, the total warrants increased by 142,874 warrants with an exercise price of US$1.00 per warrant in connection with Secured Notes amendment as described on footnote 12. The additional warrants had an estimated fair value of approximately $8,047 and they were classified as equity in the consolidated balance sheets as of December 31, 2023.

The fair value of the warrant was measured using the Monte Carlo pricing model. Significant inputs into the model as of August 2, 2023 are as follows:

Monte Carlo Assumptions	August 2, 2023

Exercise price	$1.00
Warrant expiration date	June 30, 2030
Stock price	$0.85
Interest rate (annual) (1)	4.21%
Volatility (annual) (2)	50.0%
Remaining term (years)	6.91
Annualized dividend yield (3)	0%

12. NOTE PAYABLE

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
•
the Company has the option to prepay the principal amount of the Debentures on 30 business days’ notice, provided that if repaid in the first year, the Company must provide a payment such that the holders of the Debentures receive at least 10% premium on the principal amount, after deducting any prior Interest payments from such premium; and

•
it is intended that repayment by the Company of amounts owing under the Debentures will be secured by a secured lien on the tangible fixed assets of the Company.

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

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan will be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of December 31, 2023, the Company received $2.5 million from the loan and this balance was paid off in connection with the new $35.0 million secured notes closed on August 2, 2023.

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
•
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

The terms of the senior secure notes include:

•
a term of 6 years and maturity date of June 30, 2029; with no principal payments due until maturity date;
•
the notes bear interest at a fixed rate of 15% per annum and include an upfront fee of 2% of the principal payment;
•
the Company is permitted to prepay all (but not less than all) of the notes beginning on July 1, 2025 subject to a redemption premium of: (i) 7.5% of the principal to be redeemed on or prior to August 2, 2026, (ii) 5.0% of the principal to be redeemed after August 2, 2026, or on or prior to August 2, 2027, (iii) 2.5% of the principal to be redeemed after August 2, 2027, or on or prior to August 2, 2028, (iv) 0% of the principal to be redeemed after August 2, 2028;
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

•
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

On December 21, 2023, the Company, and the senior secure notes due 2029 purchasers amended the original placement of $35 million senior secure notes due 2029 for the sale of an additional $5M senior secure notes due 2029 to original purchasers and the total warrants increased by 142,874 warrants with an exercise price of US$1.00 per warrant. The net proceeds from the sale of the additional notes will be used to repurchase $4.3M principal amount of senior secure notes due 2029 from an original purchaser plus payment of accrued interest due of $251 thousand, with the balance expected to be used for general corporate purposes, including the transaction expenses and deposits to expand its current fleet of aircraft. No other substantial modification to the terms of the original $35 million senior secure notes due 2029 was made in the issuance of the additional notes.

Notes Payable is comprised of the following:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Subscription Agreement	35,684,000	6,000,000
GEM	—	1,476,600
Airframe	—	990,000
Less unamortized debt issuance costs, noncurrent	6,509,206	1,574,838
Total carrying amount	29,174,794	6,891,762
Less current maturities	—	1,810,468
Total long-term Note Payable	$29,174,794	$5,081,294

13. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL AUTHORIZED

The Company has authorized share capital of 200,000,000 shares of common stock, par value $0.001 per share.

On July 12, 2021 the Company completed a share capital reorganization creating a new class of shares, Class B non-voting shares. As of December 31, 2022, the Company had 32,668,320 common shares, 5,537,313 Class A common shares, and 15,234,849 Class B non-voting shares outstanding. As of December 31, 2023, the Company had 40,420,350 common shares, 5,537,313 Class A common shares, and 12,968,208 Class B non-voting shares outstanding.

Share issuance

During the year ended December 31, 2023:

•
The Company issued 2,727,083 common stock shares for net proceeds of $1,358,113 pursuant to the exercise of 2,727,083 common stock purchase warrants.
•
The Company issued 1,803,992 common stock shares pursuant to 1,723,650 RSUs.
•
The Company issued 150,000 common stock shares for net proceeds of $68,182 pursuant to the exercise of stock options.
•
The Company issued 804,314 common stock shares for net proceeds of $446,564 pursuant to the Employees Stock Purchase plan.

During the year ended December 31, 2022:

•
The Company issued 1,110,510 common shares units for net proceeds of $534,632 pursuant to the exercise of 1,110,510 share purchase warrants.
•
The Company issued 537,954 common shares units pursuant to 537,954 RSUs.
•
The Company issued 83,333 common shares for net proceeds of $20,833 pursuant to the exercise of stock options.
•
The Company issued 460,809 shares for net proceeds of $246,945 pursuant to the Employees Stock Purchase plan.

Share purchase warrants

The following is a summary of share purchase warrants activities during the years ended December 31, 2023 and 2022:

	Number of Share Purchase Warrants		Weighted Average Exercise Price
Outstanding January 1, 2022	17,631,350		1.05
Issued	4,838,707	-	1.24
Exercised	(1,110,510)	-	0.48
Expired	(1,725,636)	-	0.48
Outstanding December 31, 2022	19,633,911		$1.18
Issued	10,142,874		1.00
Exercised	(2,727,083)	-	0.48
Expired	(4,530,808)		0.99
Outstanding December 31, 2023	22,518,894		$1.35

As of December 31, 2023, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,838,707	USD$1.24	0.24	Mar 28, 2024
7,537,313	USD$1.50	2.33	April 29, 2026
10,142,874	USD$1.00	6.50	Jun 30, 2030
22,518,894

As of December 31, 2022, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,882,838	USD$1.00	0.32	April 26, 2023
192,500	USD$0.62	0.32	April 26, 2023
2,182,553	USD$0.39	0.34	April 26, 2023
4,838,707	USD$1.24	1.24	Mar 28, 2024
7,537,313	USD$1.50	3.33	April 29, 2026
19,633,911

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

The following is a summary of stock option activities for the years ended December 31, 2023 and 2022:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2022	920,668	0.25	0.49
Granted	—	—	—
Exercised	(83,333)	0.25	0.57
Forfeited	(16,667)	0.25	0.57
Outstanding December 31, 2022	820,668	0.25	0.48
Granted
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding December 31, 2023	470,668	0.25	0.54

As of December 31, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	0.25	1.48	June 23, 2025
50,000	50,000	0.62	1.73	September 23, 2025
470,668	470,668

As of December 31, 2022, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
150,000	150,000	0.47	0.49	June 29, 2023
100,000	100,000	0.25	0.59	March 8, 2023
100,000	100,000	0.25	0.11	February 9, 2023
420,668	420,668	0.25	2.48	June 23, 2025
50,000	50,000	0.62	2.73	September 23, 2025
820,668	820,668

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

There were no stock options granted during the years ended December 31, 2023 and 2022.

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

The following is a summary of RSU activities for the years ended December 31, 2023 and 2022:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2022	2,067,500	1.16
Granted	2,731,180	0.80
Issuance of common stock	(651,336)	0.88
Forfeited	(841,507)	1.24
Outstanding December 31, 2022	3,305,837	1.14
Granted	4,351,944	0.91
Issuance of common stock	(1,741,152)	0.87
Forfeited	(860,361)	0.88
Outstanding December 31, 2023	5,056,268	0.98

During the years ended December 31, 2023 and 2022, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $2,465,039 and $1,386,533, respectively.

The remaining compensation that has not been recognized as of December 31, 2023 and 2022 with regards to RSUs and the weighted average period they will be recognized are $3,188,418 and 2.02 years and $2,308,928 and 1.90 years, respectively. As of December 31, 2022, all compensation expense with respect to stock options has been recognized.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are 2 offering periods that the employees make contributions to the plan. The first offering period starts from June 16th to November 15 th and the second offering period starts from November 16 th to May 15 th of each year. Eligible employees may purchase maximum of $10,000 of the Company's common stock per offering through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

During 2023 and 2022, the Company issued 804,314 and 460,809 common shares issued under the ESPP, respectively.

As of December 31, 2023 and 2022, total recognized equity-based compensation costs related to ESPP were approximately $80,141 and $43,579, respectively.

ESPP payroll contributions accrued at December 31, 2023 and December 31, 2022 totaled $56,846 and $38,940, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

14. LOSS PER SHARE

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

The following table shows the computation of basic and diluted earnings per share:

	December 31, 2023	December 31, 2022
Numerator:
Net income (loss)	$(21,010,541)	$(15,820,997)
Denominator:
Weighted average common shares outstanding - Basic	56,763,879	52,074,647
Dilutive effect of stock options, RSUs and warrants	—	—

Weighted average common shares outstanding - Diluted	56,763,879	52,074,647

Basic loss per share	$(0.37)	$(0.30)
Diluted loss per share (1)	$(0.37)	$(0.30)

(1) There were 22,518,894 warrants, 470,668 options, and 5,056,270 RSUs outstanding at December 31, 2023 and there were 19,633,911 warrants, 820,668 options, and 3,293,337 RSUs outstanding at December 31, 2022. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the years ended December 31, 2023 and 2022 as inclusion would have an anti-dilutive effect.

15. RELATED PARTY TRANSACTIONS

On May 19, 2021, the Company entered into an arrangement agreement to complete a spin-out of the shares of its wholly owned subsidiary, Canada Jetlines Operations Ltd. (“Jetlines”). On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX shareholders. GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of December 31, 2023, Global Crossing Airlines holds approximately 10% of Jetlines outstanding shares. Currently, GlobalX continues to provide back-office support including sharing the costs of the Company’s aircraft fleet management software (TRAX).

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities:

As of December 31, 2023 and 2022, amounts due to related parties include the following:

a.
GlobalX earned $180,838 and $30,625 in 2023 in relation to flights flown and shared TRAX services with Jetlines, respectively. GlobalX earned $0 and $33,246 in 2022 in relation to flights flown and shared TRAX services with Jetlines, respectively.
b.
Jetlines earned $862,552 in 2023 and was owed $113,012 and $0, respectively, in relation to flights flown by Jetlines for GlobalX
c.
GlobalX paid $78,450 and $0, respectively, in relation to marketing services to S Revista, S Communications and LM & Associates Consulting whose Principal is a former employee while employed by the Company.

As described on footnote 12, on March 17, 2022 and August 2, 2023, the Company entered into Subscription Agreement of $6 million and Secure Notes of $35.5 million, respectively, with entities of which its former executive or executives were elected Board of Directors' members of the Company during the last annual shareholders meeting in December 2023.

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

Smartlynx Airlines Malta Limited is an entity whose Chief Executive Officer was a Board Member of GlobalX until his term expired in December 2022. During the year ending December 31, 2020, GlobalX made advanced payments totaling $250,000 for one passenger aircraft security deposit to deliver 200 hours of ACMI services per month. Total deposits and prepaid expense related to Smartlynx totaled $250,000 as of December 31, 2023 and 2022 and it is included in other assets on the consolidated balance sheets.

The amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment.

16. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	December 31, 2023	December 31, 2022
Salaries, wages and benefits	$2,899,068	$1,796,443
Passenger Taxes	2,316,881	1,647,319
Aircraft fuel	1,434,563	1,595,324
Contracted ground and aviation services	2,199,770	1,154,409
Maintenance	1,081,416	1,115,293
Aircraft Rent	3,383,587	986,762
Other	4,150,035	1,163,079
Accrued liabilities	$17,465,320	$9,458,629

17. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Beginning Balance	$3,200,664	$1,995,090
Revenue Recognized	(3,200,664)	(1,995,090)
Amounts Collected or invoiced	9,895,583	3,200,664
Ending Balance	$9,895,583	$3,200,664

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

19. SUBSEQUENT EVENTS

On February 5, 2024, GlobalX announced that as agreed by the Board of Directors and Edward J. Wegel, the Company’s Chief Executive Officer, Mr. Wegel has resigned his duties, rights, and obligations as an officer and Chairman and CEO of the Company, effective February 5, 2024. The terms of a severance arrangement between the Company, if any, have not been determined. The Company will file an amendment to Form 8-K if any such severance agreement is entered into. Mr. Wegel will remain a director of the Company.

Ryan Goepel has been appointed President of the Company, effective as of February 5, 2024 and Chris Jamroz has been appointed as Executive Chairman of the Board, effective as of February 5, 2024.

On February 19, 2024, GlobalX Technologies share capital increased from 1,000 to 1,110 shares. The 110 additional shares issued resulted in a decrease of GlobalX ownership of GlobalX Technologies, Inc. from 80% to 72%.

On March 4, 2024, Global Crossing Airlines and GEM decided to extend the length of the GEM Facility described on footnote 8 by 12 months with a new expiration date of March 4, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls

Our Executive Chairman and President & Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2023. Our Executive Chairman and President & Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

1.
Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Remediation Plans

In order to mitigate the foregoing material weakness, the Company plans to take steps to develop and enhance its internal controls over financial reporting in 2024, including:

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

Notwithstanding the material weakness identified in our internal control over financial reporting, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of December 31, 2023 and consolidated results of its operations and cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the years ended December 31, 2023 and 2022. We refer to each of them in this section as our “Named Executive Officer” or “NEO.”

Summary Compensation Table

The following table sets forth the annual base salary and other compensation paid to each of the NEOs for the fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards ($)(1)	Stock Awards ($)(2)	Nonequity Incentive Plan ($)	Total ($)
Edward J. Wegel	2022	302,134	100,000	13,233	211,082	—	626,449
	2023	350,000	—	—	254,382	—	604,382
Chairman and Chief Executive Officer
Ryan Goepel	2022	227,083	—	8,835	230,693	—	466,611
	2023	282,292	—	—	260,772	—	543,064
Executive Vice President, Chief Financial Officer

(1)
The amounts reported in the “Option Awards” column represent the grant date fair value of the stock options granted to the NEOs during the fiscal year ended December 31, 2023 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the stock options.
(2)
The amounts reported in the “Stock Awards” column represent grant date fair value of the restricted stock granted to the NEOs during the fiscal years ended December 31, 2023 and 2022 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the restricted stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2023.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Edward J. Wegel	6/23/2020	107,333(3)	—	0.25	6/23/2025	—	$-
.	10/28/2020	—	—	—	—	—	8,713
.	6/11/2021	—	—	—	—	125,000(4)	75,625
.	3/16/2023	—	—	—	—	325,000(5)	$196,625
Ryan Goepel	6/23/2020	71,666(3)	—	0.25	6/23/2025	—	$-
	10/28/2020	—	—	—	—	—	—
	12/14/2020	—	—	—	—	—	—
	6/11/2021	—	—	—	—	125,000(4)	75,625
.	3/16/2023	—	—	—	—	250,000(5)	$151,250

•
All outstanding options were granted under our Amended Option Plan and all outstanding restricted share units were granted under our Restricted Share Unit Plan.
•
The closing market price of our common stock on the OTCQB on December 31, 2023 was $0.605 per share.
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
•
33.33% of the restricted share units vest on each anniversaries of the vesting commencement date, subject to the executive’s continued service to us. These restricted share units are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such restricted share units or fails to provide for the conversion or replacement of such restricted share units with an equivalent award.

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2022.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Edward J. Wegel	6/23/2020	107,333(3)	—	0.25	6/23/2025	—	$-
.	10/28/2020	—	—	—	—	12,500(4)	8,713
.	6/11/2021	—	—	—	—	250,000(4)	174,250
Ryan Goepel	6/23/2020	71,666(3)	—	0.25	6/23/2025	—	—
.	10/28/2020	—	—	—	—	37,500(4)	26,138
.	12/14/2020	—	—	—	—	37,500(4)	26,138
.	6/11/2021	—	—	—	—	250,000(4)	174,250

(1)
All outstanding options were granted under our Amended Option Plan and all outstanding restricted share units were granted under our Restricted Share Unit Plan.
(2)
The closing market price of our common stock on the OTCQB on December 31, 2022 was $1.42 per share.

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

Employment Agreements

On September 1, 2021, the Company entered into an employment agreement with Ryan Goepel, the Company’s EVP and Chief Financial Officer (the “Goepel Employment Agreement”). The Goepel Employment Agreement is for a three year term and provides for a current annual base salary of $300,000 (increased on September 1, 2023) and a target bonus of 100% of his base salaries subject to the Company’s Board approval. Mr. Goepel is entitled to receive severance payments, including one year of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The above description of the terms of the Goepel Employment Agreement is not complete and is qualified by reference to the complete document.

On January 1, 2022, the Company entered into an employment agreement with Ed Wegel, the Company’s Chairman and Chief Executive Officer (the “Wegel Employment Agreement”). The Wegel Employment Agreement is for a three year term and provides for a current annual base salary of $350,000 and a target bonus of 100% of his base salaries subject to the Company’s Board approval. Mr. Wegel is entitled to receive severance payments, including one year of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The above description of the terms of the Wegel Employment Agreement is not complete and is qualified by reference to the complete document. On February 5, 2024, GlobalX announced that as agreed by the Board of Directors and Edward J. Wegel, the Company’s Chief Executive Officer, Mr. Wegel has resigned his duties, rights, and obligations as an officer and Chairman and CEO of the Company, effective February 5, 2024.

Equity Incentive Plans

Description of our Incentive Stock Option Plan, Restricted Share Unit Plan and Performance Share Unit Plan are below:

Summary of the Stock Option Plan

The following description of certain features of the Stock Option Plan (“Option Plan”) is intended to be a summary only. The summary is qualified in its entirety by the full text of the Option Plan, which is attached as Appendix A to the Company’s proxy statement dated October 28, 2022 and incorporated herein by reference.

The principal purposes of the Option Plan are to encourage profitability and growth through short-term and long-term incentives that are consistent with the Company’s objectives; to give participants an incentive for excellence in individual performance; to promote teamwork among participants; and to give the Company a significant advantage in attracting and retaining key employees, directors, and consultants. The Option Plan provides for the grant of nonqualified stock options which are not intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). When considering new grants of share-based or option-based awards, we intend to take into account previous grants of such awards.

Eligible Participants. Certain employees, directors and consultants are eligible to be granted awards under the Option Plan. No eligible person, participant or other person shall have any claim to be granted an award under the Option Plan. The Board of Directors is not required to treat with uniformity eligible persons, participants, or holders or beneficiaries of awards under the Plan.

Administration. The Option Plan is administered by the Board of Directors of the Company. All of the powers exercisable by the Board of Directors under the Option Plan may, to the extent permitted by law and authorized by resolution of the Board of Directors, be exercised by a compensation committee of not less than three directors, all of whom shall not be employees of the Company.

Subject to applicable limitations in the Option Plan and to applicable law, the Board of Directors or the Compensation Committee, as the case may be, has the authority to:

•
designate which eligible persons will be granted awards under the Option Plan;
•
determine the type or types of awards to be granted to each participant under the Option Plan;
•
determine the terms and conditions of any award or option agreement, including any terms relating to the forfeiture of any award and the forfeiture, recapture or disgorgement of any cash, our common stock or other amounts payable with respect to any award;
•
amend the terms and conditions of any award or option agreement;
•
accelerate the exercisability of any award or the lapse of any restrictions relating to any award;
•
determine whether, to what extent and under what circumstances awards may be exercised in cash, our common stock, other securities, other awards or other property (excluding promissory notes), or canceled, forfeited or suspended;
•
interpret and administer the Option Plan and any option agreement or other instrument or agreement relating to the Option Plan;
•
establish, amend, suspend or waive rules and regulations and appoint such agents as the Board of Directors or the Compensation Committee, as applicable, shall deem necessary or appropriate for the proper administration of the Option Plan;
•
make any other determination and take any other action that the Board of Directors or the Compensation Committee, as applicable, deems necessary or desirable for the administration of the Option Plan; and
•
adopt such modifications, rules, procedures and subplans as may be necessary or desirable to comply with the provisions of the laws of non-U.S. jurisdictions in which the Company or any of our affiliates may operate.

Determinations and interpretations with respect to the Option Plan are within the sole discretion of the Board of Directors or the Compensation Committee, as applicable, whose determinations and interpretations will be binding on all interested parties.

Extension of Option Plan Term. Under the rules of the NEO Exchange, it will expire on December 8, 2025, the third anniversary of the date that stockholders last approved the Option Plan.

Amendments to the Option Plan. Our Board of Directors may amend, alter, suspend, discontinue or terminate the Option Plan at any time, provided that no amendment to the terms of any previously granted award may, (except as expressly provided in the Option Plan) materially and adversely alter or impair the terms or conditions of the award previously granted to a participant under the Option Plan without the written consent of the participant or holder thereof and subject to applicable law. However, notwithstanding any other provision of the Option Plan or any option agreement, stockholder approval must be obtained for any amendment to the Option Plan that:

•
increases the number of common stock which may be issued under the Option Plan;
•
increases the benefits under the Option Plan;
•
modifies the requirements as to the eligibility for participation in the Option Plan;
•
modifies the limitations on the number of options that may be granted to any one person or category of persons under the Option Plan;
•
modifies the method for determining the exercise price of options granted under the Option Plan;
•
increases the maximum option period;
•
modifies the expiry and termination provisions applicable to options granted under the Option Plan; or
•
any other amendment set out in Section 10.12(7) of the NEO Exchange Listing Manual.

Amendments to Awards; No Option Repricing. The Board of Directors or the Compensation Committee may amend the terms of any previously granted award. However, except as expressly provided in the Option Plan (e.g., in the case of certain corporate transactions), no amendment to the terms of any previously granted award may adversely alter or impair the terms or conditions of the award previously granted to a participant under the Option Plan without the written consent of the participant or holder thereof. Any amendment to the terms of any award previously granted is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange.

The Board of Directors or the Compensation Committee may make changes to awards that are necessary or desirable to comply with applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange, including amendments to awards necessary or desirable to maximize any available tax deduction or to avoid any adverse tax result. If any provision of the Option Plan or an option agreement would result in adverse tax consequences to the Company, the Board of Directors or the Compensation Committee may amend such provision (or take any other action reasonably necessary) to avoid any adverse tax consequences. No action taken to avoid any adverse tax consequences to the Company will be deemed impair or otherwise adversely affect the rights of any holder of an award or any beneficiary of such holder.

Except in connection with an adjustment relating to shares of the Company’s common stock described in the section of titled “Shares Available for Awards—Award Limits” below, the Board of Directors or the Compensation Committee may not, without prior approval of the Company’s stockholders, effect any re-pricing of any previously granted “underwater” stock options.

Term of Option: The maximum term for an option granted under the Option Plan is 10 years.

Vesting. Options will vest and become exercisable in accordance with the vesting requirements established by the Compensation Committee and set forth in the applicable option agreement.

Exercise Price. The option exercise price will be determined by the Compensation Committee, which may not be less than 100% of the fair market value of our common stock on the date of grant of an option. However, there is an exception to this requirement. The Compensation Committee may grant an option with an exercise price less than 100% of the fair market value of our common stock on the date of grant if the Compensation Committee grants the option in substitution for a stock option previously granted by an entity that is acquired by or merged with the Company or one of its affiliates.

Method of Exercise. The Board of Directors or the Compensation Committee, as applicable, will determine the form or forms (e.g., cash or our common stock (actually or by attestation)) in which payment of the exercise price of options may be made. However, the stock option exercise price may not be paid by delivery of a promissory note.

Transferability. A participant may not assign, transfer, pledge, attach, alienate or otherwise encumber an award (other than fully vested and unrestricted shares) granted to you under the Option Plan, except to a personal holding company controlled by the participant the shares of which are held directly by the participant (a “Holding Company”) or to a registered retirement savings plan established for the participant’s sole benefit (a “RRSP”) or from a Holding Company or RRSP to the participant, or by will or by the laws of descent and distribution. The Compensation Committee may also establish procedures for a participant to designate a person or persons, as beneficiary or beneficiaries, to exercise the rights of a participant or receive any property distributable with respect to any award in the event of the participant’s death.

Change in Control. Unless otherwise determined by the Board of Directors, or unless otherwise provided in an agreement with the Company or its related entity, or in an option agreement, if a change in control shall conclusively be deemed to have occurred and either one of the following occurs: a) upon a change in control the surviving corporation (or any related entity thereof) or the potential successor (or any related entity thereto) fails to “continue or assume” the obligations with respect to each option or fails to provide for the

“conversion or replacement” of each option with an equivalent option that satisfies the criteria set forth in the Option Plan; or b) in the event that the options were “continued or assumed”, or “converted or replaced” as contemplated in the Plan, during the two-year period following the effective date of a change in control, the participant’s employment or engagement is terminated as contemplated in the Option Plan, then there shall be immediate full vesting and redemption of each outstanding option.

Other Terms and Conditions. The Compensation Committee may grant stock options with such additional terms and conditions as the Board of Directors of the Compensation Committee, as applicable, shall determine.

Shares Available for Awards; Award Limits. The number of shares available for future awards under the Option Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2023, 1,946,911 shares are available for future awards under the Option Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the Option Plan. The number of shares issued or reserved pursuant to the Option Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

Compliance with Applicable Laws. We intend for awards granted under the Option Plan to be designed, granted, and administered in such a manner that they are either exempt from the application of, or comply with, the requirements of Section 409A of the Internal Revenue Code.

New Plan Benefits Under the Option Plan. Future awards under the Option Plan will be made at the discretion of the plan administrator based on such factors as the plan administrator deems relevant at the time the awards are made.

Summary of the RSU Plan

The following description of certain features of the RSU Plan is intended to be a summary only. The summary is qualified in its entirety by the full text of the RSU Plan which is attached as Appendix B to the Company’s proxy statement dated October 28, 2022 and incorporated herein by reference.

The principal purposes of the RSU Plan are to encourage profitability and growth through short-term and long-term incentives that are consistent with the Company’s objectives; to give participants an incentive for excellence in individual performance; to promote teamwork among participants; and to give the Company a significant advantage in attracting and retaining key employees, directors, and consultants. When considering new grants of share-based or option-based awards, we intend to take into account previous grants of such awards.

Restricted Share Units. The holder of RSUs will have the right, subject to any restrictions imposed by the Board, to receive our common stock, or a cash payment equal to the fair market value of such shares, at some future date determined by the Board. The Board will have the authority to determine the timing of any grants of RSUs and may make the vesting of RSUs subject to the completion of a specified period of service with the Company or one of our affiliates. Holders of RSUs will not have any of the voting rights of a holder of our common stock, nor will they have a right to receive any dividends paid on our common stock. The Board may impose additional terms and conditions on any RSU not inconsistent with the provisions of the RSU Plan as the Board shall determine.

Eligible Participants. Certain employees, directors and consultants are eligible to be granted awards under the RSU Plan. No eligible person, participant or other person shall have any claim to be granted an award under the RSU Plan. The Board of Directors is not required to treat with uniformity eligible persons, participants, or holders or beneficiaries of awards under the Plan.

Administration. The RSU Plan is administered by the Compensation Committee, or by the full Board of Directors of the Company if the Compensation Committee ceases to exist. The Compensation Committee shall, periodically, after considering the Chief Executive Officer’s recommendations, make recommendations to the Board as to the grant of RSUs. In addition to the powers granted to the Board under the RSU Plan and subject to the terms of the RSU Plan, the Board shall have full and complete authority to grant RSUs, to interpret the RSU Plan, to prescribe such rules and regulations as it deems necessary for the proper administration of the RSU Plan and to make such determinations and to take such actions in connection therewith as it deems necessary or advisable. Any such interpretation, rule, determination or other act of the Board shall be conclusively binding upon all persons.

Extension of RSU Plan Term. Under the rules of the NEO Exchange, it will expire on December 8, 2025, the third anniversary of the date that stockholders approved the RSU Plan.

Amendments to the RSU Plan. The Board may, subject to stockholder approval, amend the RSU Plan or terms of an RSU at any time. Notwithstanding the foregoing, the Board is specifically authorized to amend or revise the terms of the RSU Plan or RSUs without obtaining stockholder approval in the following circumstances:

1.
to change the termination or vesting provisions of the RSUs, except for the benefit of a Related Person; or
2.
other amendments of a housekeeping nature, including the correction or rectification of any ambiguities, defective or inconsistent provisions, errors, mistakes or omissions herein and updating provisions herein to reflect changes in the governing laws, including tax laws, and the NEO Exchange requirements.

Except as otherwise permitted by the NEO Exchange, amendments to the Plan set out in Section 10.12(7) of the NEO Exchange Listing Manual, may not be made without obtaining approval of the stockholders in accordance with NEO Exchange requirements.

Amendments to Awards under the RSU Plan. Unless otherwise provided by the RSU Plan, the Board may (without stockholder approval) amend, modify or terminate any outstanding RSU, including, but not limited to, substituting another award of the same or of a different type or changing the restricted period; provided, however, that, the designated participant’s consent to such action shall be required unless the Board determines that the action when taken with any related action, would not materially and adversely affect the designated participant or is specifically permitted.

Term of RSU: The maximum term for an RSU shall not exceed that period commencing on the January 1 coincident with or immediately preceding the grant and ending on December 15 of the third year following the calendar year in which such RSUs were granted.

Vesting: RSUs granted to a participant shall vest in accordance with the vesting schedule established by the Board at the time of the grant and as set out in the participant’s RSU agreement.

Transferability. A participant may not assign, transfer, pledge, attach, alienate or otherwise encumber an award (other than fully vested and unrestricted shares) granted to it under the RSU Plan, except by will or by the laws of descent and distribution. The Compensation Committee may permit the transfer of an award to family members if such transfer will be for no value and in accordance with applicable securities laws. The Compensation Committee may also establish procedures for a participant to designate a person or persons, as beneficiary or beneficiaries, to exercise the rights of a participant or receive any property distributable with respect to any award in the event of the participant’s death.

Change in Control. Unless otherwise determined by the Board of Directors, or unless otherwise provided in an agreement with the Company or its related entity, or in an RSU agreement, if a change in control shall conclusively be deemed to have occurred and either one of the following occurs: a) upon a change in control the surviving corporation (or any related entity thereof) or the potential successor (or any related entity thereto) fails to “continue or assume” the obligations with respect to each option or fails to provide for the “conversion or replacement” of each RSU with an equivalent RSU that satisfies the criteria set forth in the RSU Plan; or b) in the event that the RSUs were “continued or assumed”, or “converted or replaced” as contemplated in the RSU Plan, during the two-year period following the effective date of a change in control, the participant’s employment or engagement is terminated as contemplated in the RSU Plan, then there shall be immediate full vesting and redemption of each outstanding RSU.

Shares Available for Awards; Award Limits. The number of shares available for future awards under the RSU Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2023, 1,946,911 shares are available for future awards under the RSU Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the RSU Plan. The number of shares issued or reserved pursuant to the RSU Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

Compliance with Applicable Laws. We intend for awards granted under the RSU Plan to be designed, granted, and administered in such a manner that they are either exempt from the application of, or comply with, the requirements of Section 409A of the Internal Revenue Code.

New Plan Benefits Under the RSU Plan. Future awards under the RSU Plan will be made at the discretion of the plan administrator based on such factors as the plan administrator deems relevant at the time the awards are made.

Summary of the PSU Plan

The following description of certain features of the PSU Plan is intended to be a summary only. The summary is qualified in its entirety by the full text of the PSU Plan which is attached as Appendix C to the Company’s proxy statement dated October 28, 2022 and incorporated herein by reference.

The principal purposes of the PSU Plan are to encourage profitability and growth through short-term and long-term incentives that are consistent with the Company’s objectives; to give participants an incentive for excellence in individual performance; to promote teamwork among participants; and to give the Company a significant advantage in attracting and retaining key employees, directors, and consultants. When considering new grants of share-based or option-based awards, we intend to take into account previous grants of such awards.

Performance Share Units. The holder of PSUs will have the right, subject to any restrictions imposed by the Board, to receive our common stock, or a cash payment equal to the fair market value of such shares, at some future date determined by the Board. The Board will have the authority to determine the timing of any grants of PSUs and may make the vesting of PSUs subject to the completion of target milestones (which may include performance or time targets) set by the Board. Holders of PSUs will not have any of the voting rights of a holder of our common stock, nor will they have a right to receive any dividends paid on our common stock. The Board may impose additional terms and conditions on any PSU not inconsistent with the provisions of the PSU Plan as the Board shall determine.

Eligible Participants. Certain employees, directors and consultants are eligible to be granted awards under the PSU Plan. No eligible person, participant or other person shall have any claim to be granted an award under the PSU Plan. The Board of Directors is not required to treat with uniformity eligible persons, participants, or holders or beneficiaries of awards under the Plan.

Administration. The PSU Plan is administered by the Compensation Committee, or by the full Board of Directors of the Company if the Compensation Committee ceases to exist. The Compensation Committee shall, periodically, after considering the Chief Executive Officer’s recommendations, make recommendations to the Board as to the grant of PSUs. In addition to the powers granted to the Board under the PSU Plan and subject to the terms of the PSU Plan, the Board shall have full and complete authority to grant PSUs, to interpret the PSU Plan, to prescribe such rules and regulations as it deems necessary for the proper administration of the PSU Plan and to make such determinations and to take such actions in connection therewith as it deems necessary or advisable. Any such interpretation, rule, determination or other act of the Board shall be conclusively binding upon all persons.

Extension of PSU Plan Term. Under the rules of the NEO Exchange, it will expire on December 8, 2025, the third anniversary of the date that stockholders approved the PSU Plan.

Amendments to the PSU Plan. The Board may, subject to stockholder approval, amend the PSU Plan or terms of an PSU at any time. Notwithstanding the foregoing, the Board is specifically authorized to amend or revise the terms of the PSU Plan or PSUs without obtaining stockholder approval in the following circumstances:

1.
to change the termination or vesting provisions of the PSUs, except for the benefit of a Related Person;
2.
other amendments of a housekeeping nature, including the correction or rectification of any ambiguities, defective or inconsistent provisions, errors, mistakes or omissions herein and updating provisions herein to reflect changes in the governing laws, including tax laws, and the NEO Exchange requirements.

Except as otherwise permitted by the NEO Exchange, amendments to the Plan set out in Section 10.12(7) of the NEO Exchange Listing Manual, may not be made without obtaining approval of the stockholders in accordance with NEO Exchange requirements.

Amendments to Awards under the PSU Plan. Unless otherwise provided by the PSU Plan, the Board may (without stockholder approval) amend, modify or terminate any outstanding PSU, including, but not limited to, substituting another award of the same or of a different type or changing the restricted period; provided, however, that, the designated participant’s consent to such action shall be required unless the Board determines that the action when taken with any related action, would not materially and adversely affect the designated participant or is specifically permitted.

Term of PSU: The maximum term for an PSU shall not exceed that period commencing on the January 1 coincident with or immediately preceding the grant and ending on December 15 of the third year following the calendar year in which such PSUs were granted.

Vesting: PSUs granted to a participant shall vest in accordance with the vesting schedule established by the Board at the time of the grant and as set out in the participant’s PSU agreement.

Transferability. A participant may not assign, transfer, pledge, attach, alienate or otherwise encumber an award (other than fully vested and unrestricted shares) granted to it under the PSU Plan, except by will or by the laws of descent and distribution. The Compensation Committee may permit the transfer of an award to family members if such transfer will be for no value and in accordance with applicable securities laws. The Compensation Committee may also establish procedures for a participant to designate a person or persons, as beneficiary or beneficiaries, to exercise the rights of a participant or receive any property distributable with respect to any award in the event of the participant’s death.

Change in Control. Unless otherwise determined by the Board of Directors, or unless otherwise provided in an agreement with the Company or its related entity, or in an PSU agreement, if a change in control shall conclusively be deemed to have occurred and either one of the following occurs: a) upon a change in control the surviving corporation (or any related entity thereof) or the potential successor (or any related entity thereto) fails to “continue or assume” the obligations with respect to each option or fails to provide for the “conversion or replacement” of each PSU with an equivalent PSU that satisfies the criteria set forth in the PSU Plan; or b) in the event that the PSUs were “continued or assumed”, or “converted or replaced” as contemplated in the PSU Plan, during the two-year period following the effective date of a change in control, the participant’s employment or engagement is terminated as contemplated in the PSU Plan, then there shall be immediate full vesting and redemption of each outstanding PSU.

Shares Available for Awards; Award Limits. The number of shares available for future awards under the PSU Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2023, 1,946,911 shares are available for future awards under the PSU Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the PSU Plan. The number of shares issued or reserved pursuant to the PSU Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

Any shares of common stock subject to an award under the PSU Plan that are exercised, forfeited, cancelled, settled or otherwise terminated will thereafter be deemed to be available for awards.

Compliance with Applicable Laws. We intend for awards granted under the PSU Plan to be designed, granted, and administered in such a manner that they are either exempt from the application of, or comply with, the requirements of Section 409A of the Internal Revenue Code.

New Plan Benefits Under the PSU Plan. Future awards under the PSU Plan will be made at the discretion of the plan administrator based on such factors as the plan administrator deems relevant at the time the awards are made.

Summary of the ESPP Plan

The Company has established an Employee Share Purchase Plan (“ESPP”). The purpose of the ESPP is to assist eligible employees of the Company and its designated subsidiaries and affiliates (“Eligible Employees”) in acquiring a stock ownership interest in the Company.

The ESPP permits two types of offerings: a Section 423 Offering and a Non-Section 423 Offering. It is the intention of the Company to have each Section 423 Offering qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended, and the regulations issued thereunder (the “Code”) and to have each Non-Section 423 Offering be exempt from the requirements of Section 409A of the Code. The provisions of the ESPP with respect to any Section 423 Offering shall, accordingly, be construed and administered consistently with that intention. Except as otherwise provided in the ESPP or determined by the Administrator, each Non-Section 423 Offering will operate and be administered in the same manner as any Section 423 Offering.

The material terms of the ESPP are:

•
Any Shares distributed pursuant to the ESPP may consist, in whole or in part, of authorized and unissued Shares, treasury shares or Shares purchased on the open market.
•
The administrator of the ESPP (“Administrator”) may from time to time grant or provide for the grant of rights to purchase Common Shares under the ESPP to Eligible Employees during one or more periods (each, an “Offering Period”) selected by the Administrator. The terms and conditions applicable to each Offering Period shall be set forth in an “Offering Document” adopted by the Administrator from time to time, which Offering Document shall be in such form and shall contain such terms and conditions as the Administrator shall deem appropriate and shall be incorporated by reference into and made part of the ESPP. The Administrator may establish in each Offering Document one or more Purchase Periods within such Offering Period during which rights granted under the ESPP shall be exercised and purchases of Shares carried out in accordance with such Offering Document and the ESPP. The provisions of separate Offerings or Offering Periods under the ESPP may be partially or wholly concurrent and need not be identical.
•
Any Eligible Employee who shall be employed by the Company or a designated subsidiary or affiliate on a given enrollment date for an Offering Period shall be eligible to participate in the ESPP during such Offering Period.
•
Each Eligible Employee participating in such Offering Period shall be granted a right to purchase the maximum number of Common Shares specified in the ESPP (at the applicable Purchase Price), as is determined by dividing (a) such Participant’s payroll deductions accumulated prior to such purchase date and retained in the Participant’s account as of the Purchase Date, by (b) the applicable Purchase Price (rounded down to the nearest Share).
•
The “Purchase Price” means the purchase price designated by the Administrator in the applicable Offering Document, which purchase price shall not be less than 85% of the Fair Market Value of a Common Share (e.g. closing sales price for such Common Shares as quoted on an established stock exchange for such date) on the Enrollment Date or on the Purchase Date, whichever is lower.

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

Principal Stockholders and Beneficial Ownership of Common Stock

The following table sets forth information known to the Company regarding the beneficial ownership of common stock, that upon the consummation of this offering, will be owned by:

•
each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock.
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

The beneficial ownership of Company common stock is based on 40,710,766 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 12,968,208 shares of Class B Non-Voting Common Stock outstanding as of February 9, 2024. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them. Such beneficial ownership reflects security ownership known to the Company.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owners(2) 5% Stockholders	Common Stock		Class A Non-Voting Common Stock(1)		Class B Non-Voting Common Stock(1)
	Shares	%	Shares	%	Shares	%

Ronald T. Bevans, Jr	2,960,715	7.27%	—	—	—	—
Ascent Global Logistics, Inc.(3)	2,031,467	4.99%	5,537,313	100%	1,200,000	9.25%
Red Oak Partners, LLC (4)	3,782,956	9.29%	—	—	—	—
Named Executive Officers and Directors
Edward J. Wegel (5)	6,039,610	14.84%	—	—	11,900	*
Ryan Goepel (6)	1,627,348	4.00%	—	—	—	—
Deborah Robinson(7)	533,234	1.31%	—	—	—	—
Alan Bird(8)	149,167	*	—	—	69,000	*
Chris Jamroz (9)	—	—	—
T. Allan McArtor (10)	133,333	*	—	—	—	—
Andrew Axelrod (11)	5,195,451	12.76%	—	—
Cordia Harrington(12)	50,000	*	—	—	—	—
Sheila Paine	—	—	—	—	—	—
All executive officers and directors as a group (9 individuals)	13,728,143	32.90%	—	—	80,900	*

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

(2) Unless otherwise noted, the business address of each of the persons and entities listed above is Bldg. 5A, 4th Floor, 4200 NW 36th Street, Miami, FL 33166.

(3) Common Stock column includes the number of shares of common stock that currently may be acquired pursuant to Class A Non-Voting Common Stock, Class B Non-Voting Common Stock and/or warrants subject to the limitations contained therein (based on 40,710,766 shares of common stock outstanding as of February 9, 2024). The named party is the holder of (i) 800,000 shares of Common Stock, (ii) 5,537,313 shares of Class A Non-Voting Common Stock, which are convertible into shares of Common Stock, (iv) 1,200,000 shares of Class B Non-Voting Common Stock, which are convertible into shares of common stock subject to a non-citizen limitation, and (iii) warrants to purchase 9,553,442 shares of common stock, which warrants may not be exercised by the holder to the extent that, after giving effect to such exercise, the holder and its affiliates collectively would beneficially own in excess of 4.99% of the issued and outstanding common stock after such exercise. The address of the foregoing is 2068 E Street, Belleville, MI, 48111.

(4) Represents 3,782,956 shares of Common Stock. The shares of Common Stock are beneficially held by Red Oak Partners, LLC on behalf of certain funds and/or managed accounts. The address for Red Oak Partners, LLC is 40 SE 5th Street, Boca Raton, FL 33432.

(5) Represents 5,423,526 shares of common stock, 11,900 shares of Class B Non-Voting Common Stock, options to acquire 107,334 shares of common stock exercisable within 60 days of the date above and 508,750 shares of common stock owned by Mr. Wegel’s spouse.

(6) Represents 1,472,384 shares of common stock, options to acquire 71,667 shares of common stock exercisable within 60 days of the date above, and 83,333 restricted share units redeemable for 83,333 shares of common stock within 60 days of the date above.

(7) Represents 271,944 shares of common stock, options to acquire 50,000 shares of common stock exercisable within 60 days of the date above, 50,000 restricted share units redeemable for 50,000 shares of common stock within 60 days of the date above, and warrants to purchase 161,290 shares of common stock within 60 days of the date above. The warrants are held by MacKenzie Limited Partnership, No, 1, LTD. The address for MacKenzie Limited Partnership, No. 1, LTD. is 1124 Capitanvilla Drive, Vero Beach, FL 32963.

(8) Represents 49,167 shares of common stock, 69,000 shares of Class B Non-Voting common stock, options to acquire 50,000 shares of common stock exercisable within 60 days of the date above, and 50,000 restricted share units redeemable for 50,000 shares of common stock within 60 days of the date above.

(10) Mr. Jamroz is the Executive Chairman of the Board of GlobalX and former CEO of Ascent Global Logistics, Inc.

(9) Represents 83,333 shares of common stock and 50,000 restricted share units redeemable for 50,000 shares of common stock within 60 days of the date above.

(11) Represents 5,195,451 warrants to purchase 5,195,451 shares of Common Stock. The warrants are beneficially held by Axar Capital Management L.P. on behalf of certain funds and/or managed accounts. The address for Axar Capital Management L.P. is 402 West 13th Street, Floor 5, New York, NY 10014.

(12) Represents 50,000 restricted share units redeemable for 50,000 shares of common stock within 60 days of the date above.

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

(a) 1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.
Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3.
Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Share Exchange Agreement, dated as of February 5, 2020, between Canada Jetlines Ltd and Global Crossing Airlines, Inc.	S-1/A	12/13/21	2.1
3.1	Amended and Restated Certificate of Incorporation of Global Crossing Airlines Group Inc.	S-1/A	12/13/21	3.1
3.2	Amended and Restated Bylaws of Global Crossing Airlines Group Inc.	S-1	11/13/21	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.			4.1
4.2	Common Stock Purchase Warrant, dated April 20, 2021, issued by Global Crossing Airlines Group, Inc. to Ascent Global Logistics, Inc.	S-1/A	12/13/21	4.2
4.4	Indenture, dated August 2, 2023, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	08/07/23	4.4
4.5	Form of Common Stock Warrant, dated August 2, 2023	8-K	08/07/23/	4.5
4.6	Third Supplemental Indenture, dated December 21, 2023, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K/A	12/16/23	4.3
10.2	Master Lease Agreement #ML 01862173 dated December 22, 2020, by and between Global Crossing Airlines LLC and CIT Bank, N.A.	S-1/A	12/13/21	10.2
10.3	Aircraft Lease Agreement by and between Global Crossing Airlines, Inc., as lessee, and Wilmington Trust Co, as owner-trustee for the Falcon MSN 2695 Trust, as lessor.	S-1/A	12/13/21	10.3
10.4	Subscription Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. Global Crossing Airlines Inc., and the subscribers named therein	8-K	08/07/23	10.4
10.5	General Security Agreement, dated August 2, 2022, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	08/07/23	10.5
10.6	Registration Rights Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. and the subscribers named therein	8-K	08/07/23	10.6
10.11	Aircraft ACMI Lease Agreement dated June 1, 2020, by and between Global Crossing Airlines, Inc. and SmartLynx Airlines Malta, as amended by that certain Amending Agreement No. 1 dated July 29, 2020 and that certain Amending Agreement No. 2 dated October 15, 2020.	S-1/A	12/13/21	10.11
10.12	2018 Airline Use Agreement, dated December 17, 2020, by and between Miami-Dade County and Global Crossing Airlines LLC.	S-1/A	12/13/21	10.12
10.13	Passenger Aircraft Charter Agreement dated February 23, 2021, by and between Global Crossing Airlines, LLC and CubaX Air Tours, LLC.	S-1/A	12/13/21	10.13

10.14	Cooperation Agreement 2020 dated March 16, 2020, by and between Global Crossing Group and Airfleet Resources, Ltd., as amended by that certain Cooperation Agreement 2020, September Extension dated September 19, 2020.	S-1/A	12/13/21	10.14
10.15	Aviation Fuel Supply Agreement dated June 3, 2020, by and between Global Crossing Airlines LLC and Associated Energy Group, LLC.	S-1/A	12/13/21	10.15
10.16	AeroCRS Services Agreement dated December 22, 2020, by and between Global Crossing Airlines, Inc. and AERO CRS Ltd.	S-1/A	12/13/21	10.16
10.18†	Stock Option Plan dated October 15, 2020	S-1/A	12/13/21	10.18
10.19†	Form of Stock Option Agreement	S-1/A	12/13/21	10.19
10.20†	Restricted Share Unit Plan	S-1/A	12/13/21	10.20
10.21†	Performance Share Unit Plan	S-1/A	12/13/21	10.21
10.22	Securities Purchase Agreement, dated April 20, 2021, by and between Global Crossing Airlines Group Inc. and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.22
10.23†	Form of Indemnification Agreement for Officers and Directors	S-1/A	12/13/21	10.23
10.24	Nomination Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.24
10.25	Registration Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.25
10.26	Master Service Agreement, dated May 18, 2021 by and among Global Crossing Airlines LLC and U.S. Bank National Association, acting through Elavon Canada Company	S-1/A	12/13/21	10.26
10.28	Framework Agreement, dated June 23, 2020 by and among the Company and SmartLynx Airlines Malta Limited	S-1/A	12/13/21	10.28
10.29	Joint Venture Agreement, dated September 9, 2020 between KD Holdings LLC and Global Crossing Airlines LLC	S-1/A	12/13/21	10.29
10.31	Operating Lease Agreement, dated July 9, 2021, between UMB Bank, NA and the Company	S-1/A	12/13/21	10.31
10.34	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/21	10.34
10.35	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/21	10.35
10.36†	Employment Agreement, dated September 1, 2021, by and between the Company and Ryan Goepel	S-1/A	12/13/21	10.36
10.37	Subscription Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. Global Crossing Airlines Inc., and the subscribers named therein	8-K	8/7/23	10.37
10.38	General Security Agreement, dated August 2, 2022, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	8/7/23	10.38
10.39	Registration Rights Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. and the subscribers named therein	8-K	8/7/23	10.39
21.1	Subsidiaries of the Company				X
23.1	Consent of Rosenberg Rich Baker Berman, P.A.				X
31.1

Certification of Executive Chairman and President pursuant Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					X
31.2

Certification of President & Chief Financial Officer pursuant Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

					X
32.1	Certifications of Executive Chairman and President pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certifications of President & Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2024

/s/ Chris Jamroz
Chris Jamroz
Executive Chairman

Dated: March 7, 2024

/s/ Ryan Goepel
Ryan Goepel
President - CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	March 7, 2024

/s/ Chris Jamroz	Executive Chairman	March 7, 2024

/s/ Ed Wegel	Director	March 7, 2024

/s/ Alan Bird	Director	March 7, 2024

/s/ T. Allan McArtor	Director	March 7, 2024

/s/ Deborah Robinson	Director	March 7, 2024

/s/ Cordia Harrington	Director	March 7, 2024

/s/ Andrew Axelrod	Director	March 7, 2024