Form 10-Q
period 2024-03-31
Global Crossing Airlines Group Inc.
filed 2024-05-07
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56409

Global Crossing Airlines Group, Inc.

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

Securities registered pursuant to Section 12(g) of the Act: common stock and Class B non-voting common stock

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

The number of shares outstanding of the registrant’s Common Stock as of May 02, 2024 was 59,863,778 shares, consisting of 41,419,188 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 12,907,277 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP, INC.

Form 10-Q

Period Ended March 31, 2024

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	March 31, 2024 (Unaudited)		December 31, 2023

Current Assets
Cash and cash equivalents	$8,300		$11,596
Restricted cash	3,764		6,080
Accounts receivable, net of allowance of $454 and $95 as March 31, 2024 and December 31, 2023, respectively.	5,574		10,180
Prepaid expenses and other current assets	3,177		2,552
Current assets held for sale	181		184
Total Current Assets	20,996		30,592
Property and equipment, net	6,776		5,525
Finance leases, net	20,878		4,108
Operating lease right-of-use assets	86,429		76,880
Deposits	12,959		12,506
Other assets	2,425		1,717
Total Assets	$150,463		$131,328
Current liabilities
Accounts payable	$11,999		$7,481
Accrued liabilities	17,648		17,465
Deferred revenue	3,814		9,896
Customer deposits	4,266		3,935
Current portion of long-term operating leases	12,311		13,650
Current portion of finance leases	2,160		599
Total current liabilities	52,198	-	53,026
Other liabilities
Note payable	29,331		29,175
Long-term operating leases	75,677		65,158
Long-term finance leases	18,592		3,292
Other liabilities	568		544
Total other liabilities	124,168		98,169
Total Liabilities	$176,366		$151,195
Commitments and Contingencies (Note 7)
Equity (Deficit)
$.001 par value; 200,000,000 authorized; 59,667,950 and 58,925,871 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$60		$59
Additional paid-in capital	39,285		38,943
Retained deficit	(65,473)		(59,094)
Total Company's stockholders’ deficit	(26,128)		(20,092)
Noncontrolling interest	225		225
Total stockholders’ deficit	(25,903)		(19,867)
Total Liabilities and Deficit	$150,463		$131,328

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenue	$53,835	$32,151
Operating Expenses
Salaries, Wages & Benefits	16,775	11,168
Aircraft Fuel	8,199	7,949
Maintenance, materials and repairs	2,933	1,559
Depreciation and amortization	1,166	443
Contracted ground and aviation services	6,903	4,853
Travel	4,282	2,254
Insurance	1,633	949
Aircraft Rent	12,761	5,644
Other	3,802	2,862
Total Operating Expenses	$58,454	$37,681
Operating Loss	(4,619)	(5,530)
Non-Operating Expenses
Interest Expense	1,760	542
Total Non-Operating Expenses	1,760	542
Loss before income taxes	(6,379)	(6,072)
Income tax expense	-	-
Net Loss	(6,379)	(6,072)
Net Income attributable to Noncontrolling Interest	-	-
Net Loss attributable to the Company	(6,379)	(6,072)
Loss per share:
Basic	(0.11)	$(0.11)
Diluted	(0.11)	$(0.11)
Weighted average number of shares outstanding	59,234,601	54,490,925

Fully diluted shares outstanding	59,234,601	54,490,925

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2023	53,440,482	$53	$30,774	$(38,083)	$(7,256)
Issuance of shares – options exercised	150,000	0	67	-	67
Issuance of shares – warrants exercised	2,499,453	2	1,134	-	1,136
Issuance of shares - share based compensation on RSUs	208,416	0	500	-	500
Loss for the period	-	-	-	(6,072)	(6,072)
Ending – March 31, 2023	56,298,351	$55	$32,475	$(44,155)	$(11,625)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	742,079	1	342	-	343	-	343
Loss for the period	-	-	-	(6,379)	(6,379)	-	(6,379)
Ending – March 31, 2024	59,667,950	$60	$39,285	$(65,473)	$(26,128)	$225	$(25,903)

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,379)	$(6,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,166	443
Bad debt expense (recovery)	359	(18)
Loss on sale of property	—	136
Gain on sale of spare parts	—	(56)
Foreign exchange loss	—	1
Amortization of debt issue costs	157	250
Amortization of operating lease right of use assets	2,704	1,847
Share-based payments	343	501
Interest on finance leases	309	93
Changes in assets and liabilities:
Accounts receivable	4,248	(1,255)
Assets held for sale	3	256
Prepaid expenses and other current assets	(626)	(121)
Accounts payable	4,518	359
Accrued liabilities and other liabilities	(5,569)	4,803
Operating lease obligations	(3,073)	(2,018)
Other liabilities	(294)	155
Net cash used in operating activities	(2,134)	(696)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(1,529)	(824)
Purchases of property and equipment	(1,717)	(307)
Net cash used in investing activities	(3,246)	(1,131)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(231)	(111)
Proceeds on issuance of shares	—	1,204
Proceeds from note payable	—	2,500
Net cash (used in) provided by financing activities	(231)	3,592
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,611)	1,766
Cash, cash equivalents and restricted cash - beginning of the period	17,675	5,461
Cash, cash equivalents and restricted cash - end of the period	$12,064	$7,227
Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$12,252	$16,209
Equipment acquired through finance leases	$17,100	$1,215
Cash paid for
Interest	$2,588	$291

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except share and per share data)

Item 1 - Financial Statements

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Group, Inc. (the “Company” or “GlobalX”) principal business activity is providing passenger and cargo aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the United States, Caribbean, Latin American and European markets.

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “GlobalX USA”), Global Crossing Airlines Holdings, Inc, GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), LatinX Air S.A.S., GlobalX Colombia S.A.S., UrbanX Air Mobility, Inc. ("UrbanX") and Charter Air Solutions, LLC ("Top Flight"). All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP). The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes additional disclosures and a summary of our significant accounting policies.

Our quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2024, the Company had a working capital deficit of $30.7 million and a retained deficit of $65.5 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In March 2024, the FASB issued ASU 2024-04 - Codification Improvements - Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove reference to various FASB Concepts Statement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Management expects no significant impact after adoption of the new standard.

3. INVESTMENTS

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX shareholders. At that time, GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of March 31, 2024 and 2023, the Company holds approximately 7% and 13% ownership in Jetlines, respectively.

Investment in Top Flight:

On September 18, 2023, the Company acquired 80% of Charter Air Solutions, LLC ("Top Flight"). Top Flight was established on February 8, 2023 and had no significant transactions from the date of formation to the acquisition date. The balance sheet and operating activity of Top Flight are included in the Company's consolidated financial statements and net income is adjusted in the consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. The proportionate share of equity attributable to noncontrolling interests is presented as equity within our consolidated balance sheet. Top Flight figures did not materially impact the consolidated financial statements of the Company.

4.
NOTE PAYABLE

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan will be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of March 31, 2024, the Company received $2.5 million from the loan.

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

The terms of the senior secure notes include:

•
a term of 6 years and maturity date of June 30, 2029 with no principal payments due until maturity date;
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
o
minimum adjusted EBITDA of (i) $5 million for the fiscal year ended December 31, 2023, (ii) $15 million for the fiscal year ended December 31, 2024 and (iii) $25 million for the fiscal year ended December 31, 2025;
o
minimum liquidity of $5 million measured at each quarter end;
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

On December 21, 2023, the Company and the senior secured notes due 2029 purchasers amended the original placement of $35 million senior secured notes due 2029 for the sale of an additional $5 million senior secured notes due 2029 to original purchasers and the total warrants increased by 142,874 warrants with an exercise price of US$1.00 per warrant. The net proceeds from the sale of the additional notes will be used to repurchase $4.3 million principal amount of senior secure notes due 2029 from an original purchaser plus payment of accrued interest due of $251 thousand, with the balance expected to be used for general corporate purposes, including the transaction expenses and deposits to expand its current fleet of aircraft. No other substantial modification to the terms of the original $35 million senior secure notes due 2029 was made in the issuance of the additional notes.

Notes Payable is comprised of the following:

	For the Period Ended March 31, 2024	For the Year Ended December 31, 2023

Subscription Agreement	$35,684	$35,684
Less unamortized debt issuance costs, noncurrent	6,353	6,509
Total carrying amount	29,331	29,175
Less current maturities	—	—
Total long-term Note Payable	$29,331	$29,175

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

On March 4, 2024, Global Crossing Airlines and GEM decided to extend the length of the GEM Facility by 12 months with a new expiration date of March 4, 2025.

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

As of March 31, 2024 and December 31, 2023, the Company had 41,162,429 and 40,420,350 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 12,968,208 and 12,968,208 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three months ended March 31, 2024 and 2023:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2023	19,633,911	$1.18
Issued	-	-
Exercised	(2,499,453)	0.43
Expired	-	-
Outstanding March 31, 2023	17,134,458	$1.29

Outstanding January 1, 2024	22,518,894	$1.35
Issued	-	-
Exercised	-	-
Expired	(4,838,707)	1.24
Outstanding March 31, 2024	17,680,187	$1.21

As of March 31, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	USD$1.50	2.33	April 29, 2026
10,142,874	USD$1.00	6.50	Jun 30, 2030
17,680,187

As of March 31, 2023, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,649,238	USD$1.00	0.07	April 26, 2023
109,200	USD$0.62	0.07	April 26, 2023
4,838,707	USD$1.24	0.99	Mar 28, 2024
7,537,313	USD$1.50	3.08	April 29, 2026
17,134,458

7.
SHARE-BASED PAYMENTS

The maximum number of voting shares is the number of common stock of the Company issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

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

The following is a summary of stock option activities for the three months ended March 31, 2024 and 2023:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2023	820,668	$0.25	$0.34
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding March 31, 2023	470,668	$0.25	$0.54

Outstanding January 1, 2024	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	(157,334)	0.37	0.24
Outstanding March 31, 2024	313,334	$0.25	$0.01

As of March 31, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
313,334	313,334	$0.25	1.23	June 23, 2025
313,334	313,334

As of March 31, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	$0.25	2.23	June 23, 2025
50,000	50,000	$0.62	2.48	September 23, 2025
470,668	470,668

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

There were no stock options granted during the three months ended March 31, 2024 and 2023.

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

The following is a summary of RSU activities for the three months ended March 31, 2024 and 2023:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2023	3,305,837	$1.14
Granted	1,687,777	0.97
Vested	(400,542)	1.04
Forfeited	(129,315)	0.96
Outstanding March 31, 2023	4,463,757	$1.10

Outstanding January 1, 2024	5,056,268	$0.98
Granted	2,573,333	0.52
Vested	(814,142)	1.01
Forfeited	(850,437)	1.11
Outstanding March 31, 2024	5,965,022	$0.76

During the three months ended March 31, 2024 and 2023, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $343 and $501, respectively.

The remaining compensation that has not been recognized as of March 31, 2024 and 2023 with regards to RSUs and the weighted average period they will be recognized are $3.5 million and 2.25 years and $3.3 million and 2.12 years, respectively. As of March 31, 2024, all compensation expense with respect to stock options has been recognized.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are 2 offering periods that the employees make contributions to the plan. The first offering period starts from June 16th to November 15th and the second offering period starts from November 16 th to May 15th of each year. Eligible employees may purchase maximum of $10 of the Company's common stock per offering through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation and an employee may not purchase more than $25 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

During the three months ended March 31, 2024 and 2023, the Company did not issue common shares under the ESPP.

As of March 31, 2024 and 2023, total recognized equity-based compensation costs related to ESPP were $0.

ESPP payroll contributions accrued at March 31, 2024 and March 31, 2023 totaled $235 and $162, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

8. INCOME TAXES

The Company’s expected effective tax rate for the three months periods ended March 31, 2024, and 2023 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

9. COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements and financing arrangements.

On October 14, 2021, the Company entered into a lease agreement for one Airbus A321 converted freighter. The ten-year lease term commenced on January 23, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 120 months, plus supplemental rent for maintenance of the aircraft.

On June 21, 2022, the Company entered into a lease agreement for one A321F cargo aircraft. The eight-year lease term commenced on August 1, 2023. Under the agreement, the Company will pay the lessor a fixed monthly rent for 94 months, plus supplemental rent for maintenance of the aircraft.

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

On August 8, 2023, the Company signed a lease agreement for an A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be between in 2024 and will run through the next heavy maintenance visit reached (estimated to be in February 2028) from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

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

On November 20, 2023, the Company entered into a lease agreement for one A320 passenger aircraft. The seven-year lease term commenced on February 9, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 86 months, plus supplemental rent for maintenance of the aircraft.

On December 22, 2023, the Company entered into a lease agreement for one A321F cargo aircraft. The ten-year lease commenced on March 8, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 120 months, plus supplemental rent for maintenance of the aircraft.

On January 19, 2024, the Company signed a lease agreement for one A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 96 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

The Company reviewed the operating leases for extension options that may be reasonably certain to be exercised and then would become part of the right-of-use assets and lease liabilities. On December 21, 2022, and October 10, 2023, the Company signed extensions for two aircraft extending their lease terms for an additional 60 and 15 months from original ending date of June 1, 2023, and October 1, 2023, to May 31, 2028, and December 31, 2024, respectively. In addition, on March 27, 2024 an additional extension was signed to extend aircraft lease term for an additional 74 months from previous extended ending date of December 31, 2024 to February 28, 2031. Terms of extensions were agreed solely to grant the Company the right to use the asset for the related additional time including no changes in payment rent. As such, extension was accounted as a modification of lease in accordance with ASC 842 rather than as a new contract and the Company remeasured at modification date the following: Right-of-use asset, lease liability, discount rate, lease term and classification. In addition, as of March 31, 2024, the Company signed a lease agreement to convert one of its lease passenger aircraft with lease term ending on November 1, 2024, into an Aircraft Freighter at lessor's expense. The new lease is contingent on a successful conversion from induction date of November 1, 2024, and can take up to a year. Among terms agreed includes commitment fees paid to lessor and also no basic and supplemental rent shall be payable while the Aircraft undergoes conversion during the period commencing on the conversion induction date and ending on the conversion redelivery date. The Company expects to record a new lease on the acceptance of redelivery date, which is the date the lessee will have access to the leased asset.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheets as of March 31, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2024	$3,707	$17,247
2025	5,122	22,365
2026	5,122	20,694
2027	5,013	18,776
2028	4,384	14,072
2029 and thereafter	8,486	41,053
Total minimum lease payments	31,834	134,207
Less amount representing interest	11,082	46,219
Present value of minimum lease payments	20,752	87,988
Less current portion	2,160	12,311
Long-term portion	$18,592	$75,677

The table below presents information for lease costs related to the Company's finance and operating leases in thousands:

	For The Three Months Ended March 31,
	2024	2023
Finance lease cost
Amortization of leased assets	$330	$114
Interest of lease liabilities	309	93
Operating lease cost
Operating lease cost (1)	2,704	3,217
Total lease cost	3,343	3,424

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term
Operating leases	6.69 years	6.30 years
Finance leases	6.60 years	5.95 years
Weighted-average discount rate
Operating leases	13.41%	11.63%
Finance leases	14.61%	12.14%

The table below presents cash and non-cash activities associated with our leases:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,073	$2,018
Financing cash flows from finance leases	231	111

On August 11, 2023 Global Crossing Airlines in combination with Top Flight Charters and its minority interest member filed a lawsuit in the United States District Court Southern District of Florida against Shorts Travel Management, Inc (Shorts) and STM Charters, Inc seeking to have an old non-solicit agreement signed by Top Flight's minority interest member to be declared invalid, that Shorts alleged trade secrets do not exist and sought damages arising from the Shorts defamation per se based on numerous false statements made by Shorts in the marketplace. On October 4, 2023 Shorts responded in court by denying the claims made and countersued all parties for breach of contract and theft of trade secrets. This case is currently in the discovery phase.

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

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 in thousands, except share and per share amounts:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(6,379)	$(6,072)
Denominator:
Weighted average common shares outstanding - Basic	59,234,601	54,490,925
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	59,234,601	54,490,925
Basic loss per share	$(0.11)	$(0.11)
Diluted loss per share (1)	$(0.11)	$(0.11)

(1) There were 17,680,187 warrants, 313,334 options, and 5,965,022 RSUs outstanding at March 31, 2024 and there were 17,134,458 warrants, 470,668 options, and 4,463,757 RSUs outstanding at March 31, 2023. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the years ended March 31, 2024 and 2023 as inclusion would have an anti-dilutive effect.

11. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

As mentioned in footnote 3, on June 28, 2021, the Company completed the spin-out of Jetlines to GlobalX. GlobalX continues to provide back-office support including sharing the costs of the Company’s aircraft fleet management software (TRAX).

As of March 31, 2024 and 2023, amounts due to related parties include the following:

1.
GlobalX earned $0 and $0 during the 3 months ended on March 31, 2024 and it was owed $0 and $0, respectively, in relation to flights flown and shared TRAX services with Jetlines, respectively. GlobalX earned $0 and $ 0.1 million during the 3 months ended on March 31, 2023 and it was owed $0 and $0.1 million, respectively, in relation to flights flown and shared TRAX services with Jetlines, respectively;
2.
Jetlines earned approximately $1.2 million and $0 during 3 months ended on March 31, 2024 and 2023, respectively, and it was owed $0.4 million and $0, respectively, in relation to flights flown by Jetlines for GlobalX;

As described in footnote 4 above, on August 2, 2023, the Company issued Secured Notes of $35.5 million with entity of which its executive was elected Board of Directors' member of the Company during the last annual shareholders meeting in December 2023.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023, in thousands.

	March 31, 2024	December 31, 2023
Salaries, wages and benefits	$3,111	$2,899
Passenger Taxes	4,651	2,317
Aircraft fuel	1,500	1,435
Contracted ground and aviation services	1,603	2,200
Maintenance	451	1,081
Aircraft Rent	2,683	3,384
Other	3,649	4,149
Accrued liabilities	$17,648	$17,465

13. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our deferred revenue liability balances during the period and year ended, March 31, 2024 and December 31, 2023, respectively, were as follows in thousands:

	March 31, 2024	December 31, 2023

Beginning Balance	$9,896	$3,201
Revenue Recognized	(12,003)	(3,201)
Amounts Collected or invoiced	5,921	9,896
Ending Balance	$3,814	$9,896

The Company has 2 customers that accounted for approximately 26% and 14% of the revenue for the 3 months period ended on March 31, 2024 and approximately 0% and 8% of the revenue for the 3 months period ended on March 31, 2023. The Company expects to maintain these relationships with those customers.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 1 of this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements.

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

Business Overview

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft, operating both passenger and cargo aircraft. GlobalX’s business model is to (1) provide services on an ACMI using wet lease contracts to airlines and non-airlines, and (2) on a Charter basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America.

Business Strategy

GlobalX intends to become the best-in-class U.S. narrow-body, ACMI charter airline, operating both passenger and cargo charter aircraft while recruiting and maintaining a dynamic team of customer-centric flight crews, ground and maintenance teams and management staff.

GlobalX operates its A320 family aircraft for airlines, tour operators, college and professional sports teams, incentive groups, resorts and casino groups and government agencies. It is our goal to deliver best in class on time performance and dispatch reliability, expand existing relationships and develop additional relationships with leading charter/tour operators to provide aircraft during their peak seasons; and provide ad-hoc and track charter programs for non-airline customers.

Business Developments

During the three months period ended March 31, 2024, the Company refocused the business back to GlobalX’s core competency – operating narrow body charter flights for both passengers and cargo. This led to the cancellation of several initiatives and the prioritization of adding aircraft to our operating certificate. Projects cancelled or in the process of being cancelled include UrbanX, GlobalX Colombia, GlobalX Ecuador, adding ETOP’s capability, the acquisition of a wide body A330 aircraft and the development of a hangar facility at Fort Lauderdale Airport. Not only does the cancellation of these projects represent significant cash savings in 2024, but it also allows the team to devote efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the three months period ended March 31, 2024:

•
Department of Transportation granted us economic authority to operate 20 aircraft, an increase from 16 on April 2, 2024
•
Took delivery of one A320 passenger aircraft and one A321F
•
Completed three heavy maintenance events and six non-heavy maintenance events
•
Hired and trained 60 people in dispatch, crew scheduling, operation control center and maintenance, people required to operate the volume of flights anticipated over the remainder of 2024.
•
Slowed down our hiring of new crew and did not replace crew lost to normal attrition as GlobalX has been carrying excess crew due to delayed deliveries of aircraft. The Company will be right sized with our crew once the 20th aircraft in added to the operating certificate by mid-2024 and the Cargo business begins to pick back up. In total we reduced our pilot headcount from 138 to 134.

The Cargo Charter Market

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate during Q1 2023. The Company continues to believe that the A321F will be a highly sought after cargo aircraft over the next few years. During Q1 2024, we had two aircraft offline, one for maintenance and, one for conformity. This left two operational aircraft, both of which generated lower than anticipated revenue. GlobalX attributed the softness of the market to several external factors including the rebid of the USPS contract, general economic conditions and excess capacity in the North American freight market. In response to this slowdown during the quarter, the Company cancelled two aircraft deliveries, elected to take two A321’s as passenger rather than freighter and deferred two other cargo deliveries to 2025. GlobalX is working diligently to place the aircraft we have into long term ACMI contracts and continues to make progress establishing our reputation for on time performance as the market better understands the capabilities of the A321F aircraft. While the Company cannot predict when the cargo market will recover, GlobalX has taken concrete steps to reduce our financial exposure in 2024 while expanding our customer base for the aircraft the Company does have.

The Passenger Charter Market

Unlike the cargo market, the passenger market has surging demand resulting in improved aircraft. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by colleges and a general increased customer demand driving increased demand for our services. GlobalX anticipates the high level of demand will continue through the summer and well into 2025. To address this demand, the Company has prioritized passenger aircraft deliveries over cargo, devoted sales and operational resources to develop long term relationships with key customers and to expand the markets served as opportunities arise. Passenger charter services will be the economic engine for GlobalX in 2024.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is, a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected what it believes is the best overall single-aisle aircraft family to operate. This approach differs from traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating and spare part costs. GlobalX conducted research to determine the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market and GlobalX selected the A320 aircraft family.

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

Strategy to Address Competitive Response

There have been significant changes to the competitive environment for US Charter operators in recent months. The liquidation of iAero (our largest competitor), the acquisition of Hillwood Airways by Eastern Airlines, the acquisition of iAero Assets by Eastern Airlines and Breeze Airways renewed focus on charter operations have all had a large impact on the charter market. It is our expectation that Eastern Airlines, with the assets acquired from iAero, will look to expand their business domestically. In response we are focusing on our core business, emphasizing on time performance, reinforcing our differentiation of our Airbus product and actively soliciting longer-term contracts with key customers.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as JetBlue Airways, Virgin America, American Airlines, US Airways, Atlas Air, Breeze Airways, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three months ended March 31, 2024 and 2023

Revenue & Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the three months period ended on March 31, 2024 and 2023 requires an understanding of how the Company fundamentally evolved during that time period. 2023 was only our second year of full operations and was a period where the company was focused on securing new customers, entering new markets, and flying to new locations; primarily in the domestic and Caribbean markets.

By contrast in 2024, GlobalX is expanding on our existing relationships both domestically and internationally and grew operations in the ACMI market through increased focus on operating for government agencies. As the company grows, operational efficiency and margins are continuing to improve. Our key metric is block hours flown and block hours flown per available aircraft, which is the measure by which the Company tracks commercial activity. While other airlines discuss available seat miles and revenue per available seat mile (“rasm”), cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk therefore all results are evaluated on a block hour basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended March 31,
Operating Fleet	2024	2023	Inc/(Dec)	% Change

A319	1.0	—	1.0	N/A
A320	8.3	6.0	2.3	38.3%
A321	5.0	3.0	2.0	66.7%
Total Operating Average Aircraft Equivalents	14.3	9.0	5.3	58.9%

Net Aircraft Available	12.5	7.8	4.7	60.3%
Total Block Hours	5,200	3,134	2,066	65.9%
Average Utilization per available aircraft	416	402	14	3.5%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended March 31,
Revenue	2024	2023	Inc/(Dec)	% Change

Charter	$34,014	$26,713	$7,301	27.3%
ACMI	18,622	4,730	13,892	293.7%
Other	1,199	708	491	69.4%
Total	$53,835	$32,151	$21,684	67.4%

Block Hours

Charter	2,199	2,053	146	7.1%
ACMI	2,874	1,067	1,807	169.3%
Non Revenue	127	14	113	807.1%
Total	5,200	3,134	2,066	65.9%

Revenue per Block Hour

Charter	$15.47	$13.01	$2.46	18.9%
ACMI	6.48	4.43	2.05	46.2%

Charter revenue for the period increased $7.3 million or 27.3%, from $26.7 million in 2023 to $34.0 million in 2024. The rate for Charter flying increased 18.8% from $13,015 per block hour to $15,468 per block hour creating a $5.3 million impact or 73.9% of the increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduced capacity. In addition, the number of block hours operated increased 7.1% from 2,053 in 2023 to 2,199 block hours in 2024, driven by the increased number of aircraft available to operate, creating $1.9 million or 26.1% of the increased revenue.

ACMI revenue for the period increased by $13.9 million or 293.7% from $4.7 million in 2023 to $18.6 million in 2024. This variance is primarily driven by a 60.3% increase in the number of available aircraft which resulted in an increase from 1,067 block hours in 2023 to 2,874 block hours in 2024, an increase of 169.2% or 1,807 block hours. This volume accounted for 57.6% or $8.0 million of the increase. The average revenue per block hour increased $2,048 per block hours from $4,431 per block hour in 2023 to $6,480 per block hour in 2024. The rate increase accounted for $5.9 million or 42.4% of the increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $0.5 million from $0.7 million in 2023 to $1.2 million in 2024. The increase is primarily driven by management fees earned related to supporting a winter track program and additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended March 31,
Operating Expenses	2024	2023	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$16,775	$11,168	$5,607	50.2%
Aircraft Fuel	8,199	7,949	250	3.1%
Maintenance, materials and repairs	2,933	1,559	1,374	88.2%
Depreciation and amortization	1,166	443	723	163.2%
Contracted ground and aviation services	6,903	4,853	2,050	42.2%
Travel	4,282	2,254	2,028	90.0%
Insurance	1,633	949	684	72.1%
Aircraft Rent	12,761	5,644	7,117	126.1%
Other	3,802	2,862	940	32.8%
Total Operating Expenses	$58,454	$37,681	$20,772	55.1%

Salaries, wages, and benefits increased $5.6 million from $11.2 million to $16.8 million, or 50.2%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 31.3% from 467 to 611 and pilots increased from 91 to 133, or 46.1%. Headcount drove 61.4% or $3.4 million of the increase, while 38.4% or $2.2 million was due to an increase in rate per headcount of 14.8%.

Aircraft fuel increased by $0.3 million, from $7.9 million to $8.2 million, or 3.1%, primarily due to the volume of Charter block hours which increased 7.1% from 2,053 to 2,199. The was partially offset by a decrease in base jet fuel of approximately 3.7%.

Maintenance, materials, and repairs increased by $1.4 million, from $1.6 million to $2.9 million, or 88.2%. $1.0 million or 74.8% of the increase was due to volume from the increase in both the number of aircraft to 16 and the number of block hours flown which increased 65.9% from 3,134 to 5,200 block hours. $0.3 million or 25.2% of the increase was due to rate per block hour rising from $497 per block hour to $564 per block hour, a 13.4% increase. This increase in rate per block hour was primarily due to repairs of rotable parts.

Depreciation and amortization increased $0.7 million, from $0.4 million to $1.2 million or 163.0%, driven by assets acquired to support our airport operations. These assets include, but are not limited to, aircraft deliveries secured on capital leases, computers, software, and rotable inventory.

Contracted ground and aviation services increased by $2.0 million from $4.9 million to $6.9 million, or 42.2%, These costs are directly correlated to the number of Charter hours operated. $17 million or 83.1% of the increase was driven by rate per Charter block hour. The remaining $0.3 million or 16.9% was driven by the increase in Charter block hours by 7.1%

Travel increased $2.0 million, from $2.3 million to $4.3 million or 90.0%, $1.9 million or 92.1% was driven by costs incurred to grow a key government contract resulting in an increased number of hotel nights. The remaining $0.2 million variance is driven by the increase in Charter block hours by 7.1% from 2,053 to 2,199.

Insurance increased $0.7 million, from $0.9 million to $1.6 million or 72.2%, primarily related to the increase in the number of aircraft.

Aircraft rent increased $7.1 million, from $5.6 million to $12.8 million or 126.1%, primarily due to the increase in the number of aircraft from 10 to 16 aircraft in the fleet. $3.5 million or 49.2% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $3.6 million or 50.8% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating loss decreased $0.9 million, from an operating loss of $5.5 million to $4.6 million, or a 16.5% improvement. In addition, operating loss as a percentage of revenue improved from (17.2%) to (8.6%), a 8.6% improvement. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 46.2%, from $4,431 per block hour to $6,480 per block hour, while Charter rate per block hour is up 18.8% from $13,015 per block hour to $15,468 per block hour. The second factor is utilization as our average utilization per available aircraft grew 3.5%. The third factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $3,563 to $3,226 per block hour, a 9.5% reduction. There were also savings on a per block hour basis in fuel, insurance and general overhead expenses (other) which combined with the other factors drove the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands) :

	Three Months Ended March 31,
Non-Operating Expenses (Income)	2024	2023	Inc/(Dec)	% Change

Interest Expense	$1,760	$542	$1,218	224.9%
Total Non-Operating Expenses (Income)	$1,760	$542	$1,218	224.9%

Interest expense, net increased $1.2 million from $0.5 million to $1.8 million driven mainly by the interest payable on the debentures issued in 2023.

Net Loss

Net Loss increased by $0.3 million, from a net loss of $6.1 million in 2023 to $6.4 million in 2024. Net loss as a percentage improved from (18.9%) to (11.8%), an 7.1% improvement. This was a direct result of GlobalX’s ability to grow its revenue quicker than its cost structure as the airline works towards achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 46.2%, from $4,431 per block hour to $6,480 per block hour, while Charter rate per block hour is up 18.8% from $13,015 per block hour to $15,468 per block hour. The second factor is utilization as our average utilization per available aircraft grew 3.5%. The third factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $3,563 to $3,226 per block hour, a 9.5% reduction. There were also savings on a per block hour basis in fuel, insurance and general overhead expenses (other) which combined with the other factors drove the improvement.

Liquidity and Capital Resources

As of March 31, 2024, the Company had approximately $8.3 million in unrestricted cash and cash equivalents and approximately $3.8 million in restricted cash, a decrease of approximately $3.3 million and $2.3 million from December 31, 2023, respectively primarily due to new aircraft deliveries, deposits, and net loss in operations. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

Net Cash used in operating activities during the three months ended March 31, 2024 increased $1.4 million to $2.1 million, consisting primarily of $5.9 million of increase in accrued liabilities and other liabilities, $3.1 million of increase in operating leases obligations, and $0.6 million of increase in prepaid expenses and other current assets. These were partially offset by $4.5 million of increase in accounts payable, $4.0 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $4.2 million of increase in accounts receivable, $0.4 million of bad debt expense and $0.3 million of share-based payments. Net Cash used in operating activities during the three months ended March 31, 2023 decreased $0.2 million to $0.7 million, consisting primarily of $5.0 million increase in accrued liabilities and other liabilities, $2.5 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $0.5 million of share-based payments, and $0.4 million of increase in accounts payable. These were partially offset by $6.1 million of net loss, $2.0 million of increase in operating lease obligations, $1.3 million of increase in accounts receivable, $0.5 million of share-based payments, $0.4 million of increase in accounts payable, and $0.3 million of increase in assets held for sale.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of March 31, 2024, the Company had total of $14.5 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of March 31, 2024, the Company had total of $94.3 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $29 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of January 1 to March 31, 2024 with twelve passenger aircraft and four cargo aircraft and expects the fleet to increase to 16 passenger aircraft and six cargo aircraft by the end of 2024. To achieve the number of aircraft deliveries in 2024, the Company currently has five aircrafts under lease with partial or total deposit paid.

During the three months ended March 31, 2024, net cash used for investing activities increased $2.1 million to $3.2 million, consisting of $1.7 million of Purchases of property and equipment and $1.5 million of increase of deposit, deferred costs and other assets. During the three months ended March 31, 2023, net cash used for investing activities increased $0.2 million to $1.1 million, consisting primarily of an increase of $0.8 million of deposit, deferred costs and other assets and $0.3 million of Purchases of property and equipment.

During the three months ended March 31, 2024, net cash provided by financing activities decreased $3.8 million to $0.2 million of net cash used in financing activities, consisting of $0.2 million of Principal payments on finance leases. During the three months ended March 31, 2023, net cash provided by financing activities decreased $2.1 million to $3.6 million, consisting of $2.5 million of Proceeds from note payable and $1.2 million of Proceeds from issuance of shares, partially offset by $0.1 million of Principal payments on finance leases.

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

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2024. Our Executive Chairman and President & Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

1.
Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Remediation Plans

In order to mitigate the foregoing material weakness, the Company plans to take steps to develop and enhance its internal controls over financial reporting in the remainder of 2024, including:

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

Notwithstanding the material weakness identified in our internal control over financial reporting, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2024 and consolidated results of its operations and cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer. *
31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer. *
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	May 7, 2024

/s/ Chris Jamroz	Executive Chairman	May 7, 2024

/s/ Ed Wegel	Director	May 7, 2024

/s/ Alan Bird	Director	May 7, 2024

/s/ T. Allan McArtor	Director	May 7, 2024

/s/ Deborah Robinson	Director	May 7, 2024

/s/ Cordia Harrington	Director	May 7, 2024