Form 10-Q
period 2024-06-30
Global Crossing Airlines Group Inc.
filed 2024-08-14
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2024 was 60,698,680 shares, consisting of 43,062,231 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 12,099,136 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP, INC.

Form 10-Q

Period Ended June 30, 2024

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	June 30, 2024 (Unaudited)	December 31, 2023

Current Assets
Cash and cash equivalents	$8,047	$11,596
Restricted cash	2,400	6,080
Accounts receivable, net of allowance	6,485	10,180
Prepaid expenses and other current assets	2,017	2,552
Current assets held for sale	403	184
Total Current Assets	19,352	30,592
Property and equipment, net	8,296	5,525
Finance leases, net	20,107	4,108
Operating lease right-of-use assets	90,664	76,880
Deposits	11,909	12,506
Other assets	3,114	1,717
Total Assets	$153,442	$131,328
Current liabilities
Accounts payable	$9,982	$7,481
Accrued liabilities	17,159	17,465
Deferred revenue	3,888	9,896
Customer deposits	4,429	3,935
Current portion of long-term operating leases	13,323	13,650
Current portion of finance leases	2,284	599
Total current liabilities	51,065	53,026
Other liabilities
Note payable, net of unamortized debt issuance costs	29,389	29,175
Long-term operating leases	79,512	65,158
Long-term finance leases	17,964	3,292
Other liabilities	511	544
Total other liabilities	127,376	98,169
Total Liabilities	$178,441	$151,195
Commitments and Contingencies (Note 7)
Equity (Deficit)
Common Stock
$.001 par value; 200,000,000 authorized; 60,603,681 and 58,925,871 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$60	$59
Additional paid-in capital	40,004	38,943
Retained deficit	(65,189)	(59,094)
Total Company's stockholders’ deficit	(25,125)	(20,092)
Noncontrolling interest	126	225
Total stockholders’ deficit	(24,999)	(19,867)
Total Liabilities and Deficit	$153,442	$131,328

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenue	$57,546	$31,475	$111,380	$63,626
Operating Expenses
Salaries, Wages, & Benefits	16,745	12,140	33,520	23,308
Aircraft Fuel	5,601	6,087	13,800	14,036
Maintenance, materials and repairs	2,645	1,767	5,578	3,326
Depreciation and amortization	1,444	443	2,609	886
Contracted ground and aviation services	4,757	5,201	11,660	10,054
Travel	3,118	1,347	6,969	3,601
Insurance	1,554	1,245	3,188	2,370
Aircraft Rent	14,762	6,830	27,523	12,474
Other	4,377	3,191	8,609	5,995
Total Operating Expenses	$55,003	$38,251	$113,456	$76,050
Operating Income (Loss)	2,543	(6,776)	(2,076)	(12,424)
Non-Operating Expenses
Interest Expense	2,258	695	4,018	1,119
Total Non-Operating Expenses	2,258	695	4,018	1,119
Income (Loss) before income taxes	285	(7,471)	(6,094)	(13,543)
Income tax expense	-	-	-	-
Net Income (Loss)	285	(7,471)	(6,094)	(13,543)
Net Income attributable to Noncontrolling Interest	1	-	1	-
Net Income (Loss) attributable to the Company	284	(7,471)	(6,095)	(13,543)
Income (Loss) per share:
Basic	$0.00	$(0.13)	$(0.10)	$(0.24)
Diluted	$0.00	$(0.13)	$(0.10)	$(0.24)
Weighted average number of shares outstanding	60,008,779	56,857,629	59,621,946	55,680,815

Fully diluted shares outstanding	83,633,139	56,857,629	59,621,946	55,680,815

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Beginning – January 1, 2023	53,440,482	$53	$30,774	$(38,083)	$(7,256)
Issuance of shares – options exercised	150,000	-	67	-	67
Issuance of shares – warrants exercised	2,499,453	3	1,134	-	1,137
Issuance of shares - share based compensation on RSUs	208,416	-	501	-	501
Loss for the period	-	-	-	(6,072)	(6,072)
Ending – March 31, 2023	56,298,351	$56	$32,476	$(44,155)	$(11,623)
Issuance of shares – options exercised	-	-	-	-	-
Issuance of shares – warrants exercised	227,630	-	220	-	220
Issuance of shares - share based compensation on RSUs	481,593	1	578	-	579
Issuance of shares - ESPP	300,121	-	199	-	199
Loss for the period	-	-	-	(7,471)	(7,471)
Ending – June 30, 2023	57,307,695	$57	$33,473	$(51,626)	$(18,096)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	742,079	1	342	-	343	-	343
Loss for the period	-	-	-	(6,379)	(6,379)	-	(6,379)
Ending – March 31, 2024	59,667,950	$60	$39,285	$(65,473)	$(26,128)	$225	$(25,903)
Issuance of shares - share based compensation on RSUs	544,157	-	498	-	498	-	498
Issuance of shares - ESPP	391,574	-	221	-	221	-	221
Dividends	-	-	-	-	-	(100)	(100)
Income for the period	-	-	-	284	284	1	285
Ending – June 30, 2024	60,603,681	$60	$40,004	$(65,189)	$(25,125)	$126	$(24,999)

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,094)	$(13,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,609	894
Bad debt expense (recovery)	357	(18)
Loss on sale of property	—	136
Loss (gain) on sale of spare parts	79	(107)
Foreign exchange loss	—	1
Amortization of debt issue costs	339	531
Amortization of operating lease right of use assets	7,081	3,647
Share-based payments	874	1,109
Interest on finance leases	1,042	202
Changes in assets and liabilities:
Accounts receivable	3,339	(2,931)
Assets held for sale	(298)	701
Prepaid expenses and other current assets	535	(684)
Accounts payable	2,501	4,767
Accrued liabilities and other liabilities	(5,821)	12,344
Operating lease obligations	(6,838)	(3,669)
Other liabilities	(945)	233
Net cash (used in) provided by operating activities	(1,240)	3,613
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(1,616)	(1,069)
Purchases of property and equipment	(3,603)	(2,969)
Net cash used in investing activities	(5,219)	(4,038)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(858)	(221)
Dividends	(100)	—
Proceeds on issuance of shares	188	1,594
Proceeds from note payable	—	2,017
Net cash (used in) provided by financing activities	(770)	3,390
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,229)	2,965
Cash, cash equivalents and restricted cash - beginning of the period	17,676	5,461
Cash, cash equivalents and restricted cash - end of the period	$10,447	$8,426
Non-cash transactions
Right-of-use (ROU) assets acquired through operating leases	$20,865	$37,297
Equipment acquired through finance leases	$17,085	$1,334
Note Payable reductions through accounts receivable from sale of Assets held for sale	$-	$337
Reclass of capitalized professional fees from proceeds from senior secured note	$125	$-
Cash paid for
Interest	$3,421	$473

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2024, the Company had a working capital deficit of $31.7 million and a retained deficit of $65.2 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In March 2024, the FASB issued ASU 2024-02 - Codification Improvements - Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove reference to various FASB Concepts Statement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Management expects no significant impact after adoption of the new standard.

In March 2024, the FASB issued ASU 2024-01 - Compensation-Stock Compensation - Amendments to improve generally accepted accounting principles (GAAP) by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Management expects no significant impact after adoption of the new standard.

3.
INVESTMENTS

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX shareholders. At that time, GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method. As of June 30, 2024 and 2023, the Company holds approximately 7% and 13% ownership in Jetlines, respectively.

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

4.
NOTE PAYABLE

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan were to be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of June 30, 2024, the Company received $2.5 million from the loan.

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

On August 2, 2023, the Company closed the placement of $35 million senior secured notes due 2029. The proceeds from these notes were used to pay-off the pre-existing Loan and Subscription Agreement.

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
•
collateralized by substantially of all the Company's assets.

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

Notes Payable is comprised of the following:

	For the Period Ended June 30, 2024	For the Year Ended December 31, 2023

Subscription Agreement	$35,684	$35,684
Less unamortized debt issuance costs, noncurrent	6,295	6,509
Total carrying amount	29,389	29,175
Less current maturities	—	—
Total long-term Note Payable	$29,389	$29,175

GEM Global Yield LLC SCS

The Company entered into an agreement with GEM Global Yield LLC SCS ("GEM"), the private alternative investment group to provide the Company with up to CND $100 million over a 36-month term following the closing of the Transaction (the “Facility”). The initial CAD $100 million is in the form of a capital commitment that allows the Company to draw down funds during the 36-month term by issuing shares to GEM (or such persons as it may direct) and subject to share lending arrangement(s) being in place. The purchase price of the shares to be sold is set at (i) 90% of the recent average daily closing price of the Company’s common stock on the TSX Venture Exchange or (ii) the floor price set by the company for each drawn down. The Company is not permitted to make a draw-down request in an amount that exceeds (i)1000% of the average daily trading volume of the Company’s stock for the 15 trading days preceding the draw-down date or (ii) 90% of the closing price on the trading day immediately prior to the issue or the relevant draw down notice and then added to the aggregate purchase price of all the common shares subscribed for pursuant to all prior closings would not exceed the total facility. GEM may accept or reject such drawn down notice based on various conditions described in the agreement. On July 8, 2020, the TSX Venture Exchange provided approval for the Facility.

On March 4, 2024, Global Crossing Airlines and GEM decided to extend the length of the GEM Facility by 12 months with a new expiration date of March 4, 2025.

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

As of June 30, 2024 and December 31, 2023, the Company had 42,440,983 and 40,420,350 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 12,625,385 and 12,968,208 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three and six months ended June 30, 2024 and 2023:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2023	19,633,911	$1.18
Issued	-	-
Exercised	(2,499,453)	0.43
Expired	-	-
Outstanding March 31, 2023	17,134,458	$1.29
Issued	-	-
Exercised	(227,630)	0.97
Expired	(4,530,808)	0.99
Outstanding June 30, 2023	12,376,020	$1.40

Outstanding January 1, 2024	22,571,471	$1.35
Issued	-	-
Exercised	-	-
Expired	(4,838,707)	1.24
Outstanding March 31, 2024	17,732,764	$1.21
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding June 30, 2024	17,732,764	$1.21

As of June 30, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	USD$1.50	1.83	April 29, 2026
10,195,451	USD$1.00	6.00	Jun 30, 2030
17,732,764

As of June 30, 2023, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,838,707	USD$1.24	0.75	March 28, 2024
7,537,313	USD$1.50	2.83	April 29, 2026
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

The following is a summary of stock option activities for the three and six months ended June 30, 2024 and 2023:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2023	820,668	$0.25	$0.34
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding March 31, 2023	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding June 30, 2023	470,668	$0.25	$0.54

Outstanding January 1, 2024	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	(157,334)	0.37	0.24
Outstanding March 31, 2024	313,334	$0.25	$0.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	(66,667)	0.25	0.67
Outstanding June 30, 2024	246,667	$0.25	$0.67

As of June 30, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
246,667	246,667	$0.25	—	June 23, 2025
246,667	246,667

As of June 30, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	$0.25	1.98	June 23, 2025
50,000	50,000	$0.62	2.24	September 23, 2025
470,668	470,668

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

There were no stock options granted during the three and six months ended June 30, 2024 and 2023.

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

The following is a summary of RSU activities for the three and six months ended June 30, 2024 and 2023:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2023	3,305,837	$1.14
Granted	1,687,777	0.97
Vested	(400,542)	1.04
Forfeited	(129,315)	0.96
Outstanding March 31, 2023	4,463,757	$1.10
Granted	1,155,000	0.97
Vested	(467,500)	0.91
Forfeited	(378,334)	1.01
Outstanding June 30, 2023	4,772,923	$1.01

Outstanding January 1, 2024	4,989,603	$0.98
Granted	2,573,333	0.52
Vested	(794,579)	1.02
Forfeited	(870,002)	1.11
Outstanding March 31, 2024	5,898,355	$0.75
Granted	231,667	0.54
Vested	(619,908)	1.26
Forfeited	(330,892)	0.71
Outstanding June 30, 2024	5,179,222	$0.69

During the three and six months ended June 30, 2024, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.5 and $0.9 million, respectively. During the three and six months ended June 30, 2023, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.6 and $1.1 million, respectively.

The remaining compensation that has not been recognized as of June 30, 2024 and 2023 with regards to RSUs and the weighted average period they will be recognized are $2.8 million and 2.16 years and $3.8 million and 2.18 years, respectively. As of June 30, 2024, all compensation expense with respect to stock options has been recognized.

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

During the three and six months ended June 30, 2024, the Company issued 391,574 common shares under the ESPP. During the three and six months ended June 30, 2023, the Company issued 300,121 common shares under the ESPP.

As of June 30, 2024 and 2023, total recognized equity-based compensation costs related to ESPP was 0.2 million.

ESPP payroll contributions accrued at June 30, 2024 and 2023, totaled $48 and $88 thousand, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

8. INCOME TAXES

The Company’s expected effective tax rate for the three and six months ended June 30, 2024, and 2023 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On August 8, 2023, the Company signed a lease agreement for an A320 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through the next heavy maintenance visit reached (estimated to be in February 2028) from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of aircraft equipment.

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

On April 16, 2024, the Company entered into a lease agreement for one A320 passenger aircraft. The six-year lease commenced on April 17, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On April 29, 2024, the Company signed a lease agreement for one A321F passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through the next heavy maintenance visit on November 15, 2025. Following the expiration date, the aircraft is expected to undergo a passenger-to-freighter conversion and a second lease after completion which will run through an additional 102 months from redelivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On April 29, 2024, the Company signed a lease agreement for one A321F cargo aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through 102 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheets as of June 30, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2024	$2,471	$12,509
2025	5,122	24,535
2026	5,122	22,854
2027	5,013	20,936
2028	4,384	16,232
2029 and thereafter	8,485	44,412
Total minimum lease payments	30,597	141,478
Less amount representing interest	10,349	48,643
Present value of minimum lease payments	20,248	92,835
Less current portion	2,284	13,323
Long-term portion	$17,964	$79,512

The table below presents information for lease costs related to the Company's finance and operating leases in thousands:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of leased assets	$756	$105	$1,087	$219
Interest of lease liabilities	733	101	1,042	202
Operating lease cost
Operating lease cost (1)	4,377	1,800	7,081	3,647
Total lease cost	5,866	2,006	9,210	4,068

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term
Operating leases	6.51 years	6.52 years
Finance leases	6.36 years	5.71 years
Weighted-average discount rate
Operating leases	13.87%	12.12%
Finance leases	14.62%	12.16%

The table below presents cash and non-cash activities associated with our leases:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,838	$3,669
Financing cash flows from finance leases	858	221

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

10. INCOME (LOSS) PER SHARE

Basic earnings per share, which excludes dilution, is computed by dividing Net Income (Loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to share based awards is calculated by applying the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023 in thousands, except share and per share amounts:

	Three Months Ended June 30,
	2024	2023
Numerator:
Net income (loss)	$284	$(7,471)
Denominator:
Weighted average common shares outstanding - Basic	60,008,779	56,857,629
Dilutive effect of stock options, RSUs and warrants	23,029,458	—
Weighted average common shares outstanding - Diluted	83,633,139	56,857,629
Basic earnings (loss) per share	$ 0.00	$(0.13)
Diluted earnings (loss) per share (1)	$ 0.00	$(0.13)

The following table shows the computation of basic and diluted earnings per share for the six months ended June 30, 2024 and 2023 in thousands, except share and per share amounts:

	Six Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(6,095)	$(13,543)
Denominator:
Weighted average common shares outstanding - Basic	59,621,946	55,680,815
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	59,621,946	55,680,815
Basic loss per share	$(0.10)	$(0.24)
Diluted loss per share (1)	$(0.10)	$(0.24)

(1) There were 17,732,764 warrants, 246,667 options, and 5,179,222 RSUs outstanding at June 30, 2024 and there were 12,376,020 warrants, 470,668 options, and 4,772,923 RSUs outstanding at June 30, 2023. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the six months ended June 30, 2024 and 2023 and three months ended June 30, 2023, as inclusion would have an anti-dilutive effect.

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

As of June 30, 2024 and 2023, amounts due to related parties include the following:

1.
GlobalX earned $0 and $0 during the 3 and 6 months ended on June 30, 2024 and it was owed $0 and $0, respectively, in relation to flights flown and shared TRAX services with Jetlines, respectively. GlobalX earned $15 and $31 thousand during the 3 and 6 months ended on June 30, 2023 and it was owed $1 thousand in relation to flights flown and shared TRAX services with Jetlines, respectively;
2.
Jetlines earned approximately $0.2 and $1.3 million during the 3 and 6 months ended on June 30, 2024, respectively, and it was owed $18 thousand, in relation to flights flown by Jetlines for GlobalX. Jetlines earned approximately $0 and $0 million during the 3 and 6 months ended on June 30, 2023, respectively, and it was owed $0, in relation to flights flown by Jetlines for GlobalX.

As described in footnote 4 above, on August 2, 2023, the Company issued Secured Notes of $35.5 million with entity of which its executive was elected Board of Directors' member of the Company during the last annual shareholders meeting in December 2023.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023, in thousands.

	June 30, 2024	December 31, 2023
Salaries, wages and benefits	$2,920	$2,899
Passenger Taxes	4,611	2,317
Aircraft fuel	295	1,435
Contracted ground and aviation services	1,401	2,200
Maintenance	258	1,081
Aircraft Rent	3,376	3,384
Other	4,298	4,149
Accrued liabilities	$17,159	$17,465

13. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our deferred revenue liability balances during the period and year ended, June 30, 2024 and December 31, 2023, respectively, were as follows in thousands:

	June 30, 2024	December 31, 2023

Beginning Balance	$9,896	$3,201
Revenue Recognized	(13,845)	(3,201)
Amounts Collected or Invoiced	7,837	9,896
Ending Balance	$3,888	$9,896

The Company has 2 customers that accounted for approximately 55% and 48% of the revenue for the 3 and 6 months period ended on June 30, 2024 and approximately 6% and 7% of the revenue for the 3 and 6 months period ended on June 30, 2023. The Company expects to maintain these relationships with those customers.

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

ACMI

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

Net Available Aircraft	The number of aircraft available each month reduced by (netted) days the aircraft is unavailable due to various maintenance events or deliveries during a month
2Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every two years and can take from 20 – 40 days to complete.
6Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 45-75 days to complete
12Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every twelve years and can take from 60 – 100 days to complete
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

Business Developments

During the six months period ended June 30, 2024, the Company refocused the business back to GlobalX’s core competency – operating narrow body charter flights for both passengers and cargo. This led to the cancellation of several initiatives and the prioritization of adding aircraft to our operating certificate. Projects cancelled, include UrbanX, GlobalX Colombia, GlobalX Ecuador, adding ETOP’s capability, the acquisition of a wide body A330 aircraft and the development of a hangar facility at Fort Lauderdale Airport. Not only does the cancellation of these projects represent significant cash savings in 2024, but it also allows the team to devote efforts towards our stated goal: creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the six months period ended June 30, 2024:

•
Department of Transportation granted us economic authority to operate 20 aircraft, an increase from 16
•
Took delivery of two A320 passenger aircraft and one A321F.
•
Completed five heavy maintenance events and 12 non-heavy maintenance events.
•
Hired and trained over 70 people in dispatch, crew scheduling, operation control center and maintenance, people required to operate the volume of flights anticipated over the remainder of 2024.
•
Slightly increase pilot headcount from 134 to 136.
•
Operated our first flight for the Department of Defense, a key customer representing an important milestone for GlobalX.
•
Due to increasingly high demand in 2024, GlobalX also contracted over 1,200 block hours on other carriers to fulfill our customers’ missions.

The Passenger Charter Market

The passenger market continues to experience surging demand resulting in improved aircraft utilization and improved operating income. There are several factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by colleges and increased customer demand driving increased demand for our services. GlobalX anticipates the high level of demand will continue through the summer and well into 2025. To address this demand, the Company has prioritized passenger aircraft deliveries over cargo, devoted sales and operational resources to develop long term relationships with key customers and to expand the markets served as opportunities arise. Passenger charter services will be the economic engine for GlobalX in 2024.

The Cargo Charter Market

GlobalX believes in the longer term viability of the A321F (passenger to freighter) cargo aircraft. During Q1 2024, we had two aircraft offline, one for maintenance and, one for conformity. This left two operational aircraft, both of which generated lower than anticipated revenue. GlobalX attributed the softness of the market to several external factors including the rebid of the USPS contract, general economic conditions, and excess capacity in the North American freight market. In response to this slowdown during the quarter, the Company cancelled two aircraft deliveries, elected to take two A321’s as passenger rather than freighter and deferred two other cargo deliveries to 2025. GlobalX is working diligently to place the aircraft we have into long term ACMI contracts and continues to make progress establishing our reputation for on-time performance as the market better understands the capabilities of the A321F aircraft. While the Company cannot predict when the cargo market will recover, GlobalX has taken concrete steps to reduce our financial exposure in 2024 while expanding our customer base for the aircraft the Company does have.

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

Aircraft Maintenance

Heavy maintenance checks are expected to continue to be outsourced to FAA-approved service providers. The 6Y and 12Y checks will be primarily paid for using funds from the accrued maintenance reserves paid to lessors under operating leases.

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

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as JetBlue Airways, Virgin America, American Airlines, US Airways, Atlas Air, Breeze Airways, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Revenue & Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the three and six-month periods ended on June 30, 2024 and 2023 requires an understanding of how the Company fundamentally evolved during that time period. 2023 was only our second year of full operations and was a period where the company was focused on securing new customers, entering new markets, and flying to new locations; primarily in the domestic and Caribbean markets.

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

Three months ended June 30, 2024 and 2023

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended June 30,
Operating Fleet	2024	2023	Inc/(Dec)	% Change

A319	1.0	—	1.0	N/A
A320	9.7	8.0	1.7	21.3%
A321	5.7	2.7	3.0	111.1%
Total Operating Average Aircraft Equivalents	16.4	10.7	5.7	53.3%

Net Aircraft Available	14.4	7.8	6.6	83.9%
Total Block Hours	6,591	3,585	3,006	83.8%
Average Utilization per available aircraft	457.7	457.9	(0.2)	0.0%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended June 30,
Revenue	2024	2023	Inc/(Dec)	% Change

Charter	$24,616	$25,126	$(510)	-2.0%
ACMI	31,911	5,766	26,145	453.4%
Other	1,019	583	436	74.8%
Total	$57,546	$31,475	$26,071	82.8%

Block Hours

Charter	1,575	2,209	(634)	-28.7%
ACMI	4,824	1,362	3,462	254.2%
Non Revenue	192	14	178	1271.4%
Total	6,591	3,585	3,006	83.8%

Revenue per Block Hour

Charter	15.6	11.4	4.2	36.8%
ACMI	6.6	4.2	2.4	57.1%

Charter revenue for the period decreased $0.5 million or 2.0%, from $25.1 million in 2023 to $24.6 million in 2024. Charter block hours decrease 28.7% from 2,209 to 1,575 resulting in a $7.2 million reduction which was primarily offset by the rate for Charter flying which increased 36.8% from $11,374 per block hour to $15,629 per block hour resulting in a $6.7 million impact. The increase in the rate per block hour is primarily driven by high market demand and a shortage of supply as competitors reduced capacity to increase demand, higher fuel and handling fees and the mix of flying. The decrease in charter block hours was due to the increase in the number of aircraft in the ACMI segment.

ACMI revenue for the period increased by $26.1 million or 453.4% from $5.8 million in 2023 to $31.9 million in 2024. This variance is primarily driven by an 83.9% increase in the number of available aircraft which resulted in an increase from 1,362 block hours in 2023 to 4,824 block hours in 2024, an increase of 254.5% or 3,463 block hours. This volume accounted for 56.1% or $14.7 million of the revenue increase. The average revenue per block hour increased $2,382 per block hours from $4,233 per block hour in 2023 to $6,615 per block hour in 2024 and accounted for $11.5 million or 43.9% of the revenue increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $0.4 million from $0.6 million in 2023 to $1.0 million in 2024. The increase is primarily driven by additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended June 30,
Operating Expenses	2024	2023	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$16,745	$12,140	$4,605	37.9%
Aircraft Fuel	5,601	6,087	(486)	-8.0%
Maintenance, materials and repairs	2,645	1,767	878	49.7%
Depreciation and amortization	1,444	443	1,001	226.0%
Contracted ground and aviation services	4,757	5,201	(444)	-8.5%
Travel	3,118	1,347	1,771	131.5%
Insurance	1,554	1,245	309	24.8%
Aircraft Rent	14,762	6,830	7,932	116.1%
Other	4,377	3,191	1,186	37.2%
Total Operating Expenses	$55,003	$38,251	$16,752	43.8%

Salaries, wages, and benefits increased $4.6 million from $12.2 million to $16.7 million, or 37.9%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 14.1% from 581 to 663 and pilots increased from 114 to 136, or 19.2%. Increase in block hours of 83.8% drove $10.2 million increase, offset by $5.6 million due to a reduction in rate per block hour of 25.0%.

Aircraft fuel decreased by $0.5 million, from $6.1 million to $5.6 million, or 8.0%, primarily due to the volume of non-ACMI block hours which decreased 8.6% or $0.5 million. This was partially offset by an increase in fuel prices by 0.7%.

Maintenance, materials, and repairs increased by $0.9 million, from $1.8 million to $2.6 million, or 49.7%. $1.5 million increase was primarily due to volume from the increase in both the number of aircraft and the number of block hours flown which increased 3,006 or 83.8% from 3,585 to 6,591 block hours. This was primarily offset by $0.6 million due to the rate per block hour improvement of 18.6% from $493 per block hour to $401 per block hour.

Depreciation and amortization increased $1.0 million, from $0.4 million to $1.4 million or 226.0%, driven by assets acquired to support our airport operations. These assets include, but are not limited to, aircraft deliveries secured on capital leases, computers, software, and rotable inventory.

Contracted ground and aviation services decreased by $0.4 million from $5.2 million to $4.8 million, or 8.5%, These costs are directly correlated to the number of Charter hours operated. A $1.5 million reduction was primarily driven by the decrease in charter block hours by 28.7%. This was offset by $1.1 million primarily due to an increase in rate by 28.2%.

Travel increased $1.8 million, from $1.3 million to $3.1 million or 131.5%, this increase was driven by increased activity at newly created bases to support new customers resulting in additional hotel, flight and meal costs.

Insurance increased $0.3 million, from $1.2 million to $1.5 million or 24.8%, primarily related to the increase in the number of aircraft.

Aircraft rent increased $7.9 million, from $6.8 million to $14.8 million or 116.1%, primarily due to the increase in the number of aircraft from 10.7 to 16.4 aircraft in the fleet. $3.6 million or 45.9% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $4.3 million or 54.1% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating income/loss increased $9.3 million, from an operating loss of $6.8 million to an operating profit of $2.5 million. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 57.1%, from $4,233 per block hour to $6,615 per block hour, while Charter rate per block hour is up 36.8% from $11,374 per block hour to $15,629 per block hour. The second factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $3,386 to $2,507 per block hour, a 25% reduction. There were also savings on a per block hour basis in fuel, maintenance, insurance, and general overhead expenses (other) which combined with the other factors drove the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands) :

	Three Months Ended June 30,
Non-Operating Expenses (Income)	2024	2023	Inc/(Dec)	% Change

Interest Expense	$2,258	$695	$1,563	224.9%
Total Non-Operating Expenses (Income)	$2,258	$695	$1,563	224.9%

Interest expense, net increased $1.6 million from $0.7 million to $2.2 million driven mainly by the interest payable on the debentures issued in 2023.

Net Income/Loss

Net Income/Loss increased by $7.8 million, from a net loss of $7.5 million in 2023 to net income of $0.3 million in 2024. Net income/loss as a percentage improved 103.8%. This was a direct result of GlobalX’s ability to grow its revenue quicker than its cost structure as the airline works towards achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 57.1%, from $4,233 per block hour to $6,615 per block hour, while Charter rate per block hour is up 36.8% from $11,374 to $15,629 per block hour. The second factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $3,386 to $2,507 per block hour, a 26.0% reduction. There were also savings on a per block hour basis in fuel, maintenance, insurance, and general overhead expenses (other) which combined with the other factors drove the improvement.

Six months ended June 30, 2024 and 2023

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Six Months Ended June 30,
Operating Fleet	2024	2023	Inc/(Dec)	% Change

A319	1.0	—	1.0	N/A
A320	9.0	7.5	1.5	20.0%
A321	5.3	2.3	3.0	130.4%
Total Operating Average Aircraft Equivalents	15.3	9.8	5.5	56.1%

Net Aircraft Available	13.2	8.0	5.2	65.0%
Total Block Hours	11,791	6,719	5,072	75.5%
Average Utilization per available aircraft	893.3	839.9	53.4	6.4%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Six Months Ended June 30,
Revenue	2024	2023	Inc/(Dec)	% Change

Charter	$58,631	$51,554	$7,077	13.7%
ACMI	50,533	10,986	39,547	360.0%
Other	2,216	1,086	1,130	104.1%
Total	$111,380	$63,626	$47,754	75.1%

Block Hours

Charter	3,739	4,160	(421)	-10.1%
ACMI	7,734	2,536	5,198	205.0%
Non Revenue	318	23	295	1282.6%
Total	11,791	6,719	5,072	75.5%

Revenue per Block Hour

Charter	15.7	12.4	3.3	26.6%
ACMI	6.5	4.3	2.2	51.2%

Charter revenue for the period increased $7.1 million or 13.7%, from $51.6 million in 2023 to $58.6 million in 2024. The rate for Charter flying increased 26.6% from $12,393 per block hour to $15,680 per block hour resulting in a $12.3 million increase. This was offset by a $5.2 million reduction due to charter block hours decreasing 10.1% from 4,160 to 3,739 block hours. The increase in the rate per block hour is primarily driven by high market demand and a shortage of supply as competitors reduced capacity to increase demand, higher fuel and handling fees and the mix of flying. The decrease in charter block hours was due to the increase in the number of aircraft in the ACMI segment.

ACMI revenue for the period increased by $39.5 million or 360.0% from $11.0 million in 2023 to $50.5 million in 2024. This variance is driven by an increase from 2,536 block hours in 2023 to 7,734 block hours in 2024, an increase of 205.0% or 5,198 block hours. This volume accounted for 56.9% or $22.5 million of the increase. The average revenue per block hour increased $2,202 per block hours from $4,332 per block hour in 2023 to $6,534 per block hour in 2024 and accounted for $17.0 million or 43.1% of the revenue increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $1.1 million from $1.1 million in 2023 to $2.2 million in 2024. The increase is primarily driven by ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Six Months Ended June 30,
Operating Expenses	2024	2023	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$33,520	$23,308	$10,212	43.8%
Aircraft Fuel	13,800	14,036	(236)	-1.7%
Maintenance, materials and repairs	5,578	3,326	2,252	67.7%
Depreciation and amortization	2,609	886	1,723	194.5%
Contracted ground and aviation services	11,660	10,054	1,606	16.0%
Travel	6,969	3,601	3,368	93.5%
Insurance	3,188	2,370	818	34.5%
Aircraft Rent	27,523	12,474	15,049	120.6%
Other	8,609	5,995	2,614	43.6%
Total Operating Expenses	$113,456	$76,050	$37,406	49.2%

Salaries, wages, and benefits increased $10.2 million from $23.3 million to $33.5 million, or 43.8%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 14.1% from 581 to 663 and pilots increased from 114 to 136, or 19.2%. A block hour increase of 75.5% drove $17.6 million increase, offset by $7.4 million due to a reduction in rate per block hour of 18.0%.

Aircraft fuel decreased by 1.7% to $13.8 million, the volume of non-ACMI block hours increased by 14.6% or $2.1 million. This was primarily offset by a decrease in base jet fuel of approximately 14.2% or $2.3 million.

Maintenance, materials, and repairs increased by $2.3 million, from $3.3 million to $5.6 million, or 67.7%. $2.5 million of the increase was primarily due to volume from the increase in both the number of aircraft to 17 and the number of block hours flown which increased 83.8% from 3,585 to 6,591 block hours. This was primarily offset by $0.3 million due to the rate per block hour improvement of 4.4% from $495 per block hour to $473 per block hour.

Depreciation and amortization increased $1.7 million, from $0.9 million to $2.6 million or 194.54%, driven by assets acquired to support our airport operations. These assets include, but are not limited to, aircraft deliveries secured on capital leases, computers, software, and rotable inventory.

Contracted ground and aviation services increased by $1.6 million from $10.1 million to $11.7 million, or 16.0%. A rate increase or 29% per block hour drove an increase of $2.6 million. This was partially offset by lower charter block hour by 10.1% drove a reduction of $1.0 million.

Travel increased $3.4 million, from $3.6 million to $7.0 million or 93.5%, $2.7 million was driven by the 75.5% increase in block hours. The remaining $0.7 million variance is driven rate increase by 10.3%, caused by higher flying at outstations, thus raising hotel and meal cost for crews on missions.

Insurance increased $0.8 million, from $2.4 million to $3.2 million or 34.5%, primarily related to the increase in the number of aircraft.

Aircraft rent increased $15.0 million, from $12.5 million to $27.5 million or 120.6%, primarily due to the increase in the number of aircraft from 10 to 17 aircraft in the fleet. $7.0 million or 46.5% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $8.0 million or 53.5% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating loss decreased $10.3 million, from an operating loss of $12.4 million to $2.1 million, or 83.3% improvement. In addition, operating loss as a percentage of revenue improved from (19.5%) to (1.9%), a 17.7% improvement. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 51.2%, from $4,332 per block hour to $6,534 per block hour, while Charter rate per block hour is up 26.6% from $12,393 per block hour to $15,680 per block hour. The second factor is utilization as our average utilization per available aircraft grew 6.4%. The third factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $3,469 to $2,824 per block hour, a 18.6% reduction. There were also savings on a per block hour basis in fuel, Maintenance, insurance, and general overhead expenses (other) which combined with the other factors drove the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Six Months Ended June 30,
Non-Operating Expenses (Income)	2024	2023	Inc/(Dec)	% Change

Interest Expense	$4,018	$1,119	$2,899	259.1%
Total Non-Operating Expenses (Income)	$4,018	$1,119	$2,899	259.1%

Interest expense, net increased $2.9 million from $1.1 million to $4.0 million driven mainly by the interest payable on the debentures issued in 2023.

Net Loss

Net Loss decreased by $7.4 million or 55.0%, from a net loss of $13.5 million in 2023 to $6.1 million in 2024. Net loss as a percentage improved from (21.3%) to (5.5%), an 15.8% improvement. This was a direct result of GlobalX’s ability to grow its revenue quicker than its cost structure as the airline works towards achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 51.2%, from $4,332 per block hour to $6,534 per block hour, while Charter rate per block hour is up 26.6% from $12,393 per block hour to $15,680 per block hour. The second factor is utilization as our average utilization per available aircraft grew 6.4%. The third factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $3,469 to $2,824 per block hour, a 18.6% reduction. There were also savings on a per block hour basis in fuel, maintenance, insurance, and general overhead expenses (other) which combined with the other factors drove the improvement.

Liquidity and Capital Resources

As of June 30, 2024, the Company had approximately $8.0 million in unrestricted cash and cash equivalents and approximately $2.4 million in restricted cash, a decrease of approximately $3.5 million and $3.7 million from December 31, 2023, respectively primarily due to new aircraft deliveries, deposits, and net loss in operations. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

Net Cash used in operating activities during the six months ended June 30, 2024 decreased $4.9 million to $1.2 million, consisting primarily of $6.8 million of increase in accrued liabilities and other liabilities, $6.1 million of net loss, $6.8 million of increase in operating leases obligations, and $0.3 million of increase in assets held for sale. These were partially offset by $2.5 million of increase in accounts payable, $10.0 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $3.3 million of increase in accounts receivable, $0.5 million of increase in prepaid expenses and other current assets, $0.4 million of bad debt expense and $0.9 million of share-based payments. Net Cash provided by operating activities during the six months ended June 30, 2023 increased $9.8 million to $3.6 million, consisting primarily of $13.5 million of net loss, $2.9 million of increase of accounts receivable, $0.7 million of increase in prepaid expenses and other current assets and $3.7 million of decrease of operating lease obligations. These were partially offset by $12.7 million of increase of accrued liabilities and other liabilities, $4.8 million of increase in accounts payable and $5.0 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, and $1.1 million of share-based payments.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of June 30, 2024, the Company had total of $15.6 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of June 30, 2024, the Company had total of $97.5 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $29 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of April 1 to June 30, 2024 with thirteen passenger aircraft and four cargo aircraft and expects the fleet to increase to 16 and 22 passenger aircraft and six cargo aircraft by the end of 2024 and 2025, respectively. To achieve the number of aircraft deliveries in 2024 and 2025, the Company currently has eight aircrafts under lease with partial or total deposit paid.

During the six months ended June 30, 2024, net cash used for investing activities increased $1.2 million to $5.2 million, consisting of $3.7 million of Purchases of property and equipment and $1.6 million of increase of deposit, deferred costs and other assets. During the six months ended June 30, 2023, net cash used for investing activities increased $1.3 million to $4.0 million, consisting of $3.0 million of of Purchases of property and equipment and $1.0 million increase of deposit, deferred costs and other assets.

During the six months ended June 30, 2024, net cash provided by financing activities decreased $4.2 million to $0.8 million of net cash used in financing activities, consisting of $0.9 million of Principal payments on finance leases and $0.1 million of Dividends, partially offset by Proceeds on issuance of shares of $0.2 million. During the six months ended June 30, 2023, net cash provided by financing activities decreased $3.0 million to $3.4 million, consisting of $2.0 million of Proceeds from note payable, $1.6 million of Proceeds on issuance of shares, partially offset by $0.2 million of Principal payments on finance leases.

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

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2024. Our Executive Chairman and President & Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

1.
Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. generally accepted accounting principles (“GAAP”) and SEC disclosure requirements.

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

Notwithstanding the material weakness identified in our internal control over financial reporting, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of June 30, 2024 and consolidated results of its operations and cash flows for the period then ended, in conformity GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 11, 2023 Global Crossing Airlines in combination with Top Flight Charters and its minority interest member filed a lawsuit in the United States District Court Southern District of Florida against Shorts Travel Management, Inc (Shorts) and STM Charters, Inc. seeking (1) to have an old non-solicit agreement signed by Top Flight' minority interest member to be declared invalid, (2) a declaration that Shorts alleged trade secrets do not exist and (2) damages arising from the Shorts defamation per se based on numerous false statements made by Shorts in the marketplace. On October 4, 2023, Shorts responded in court by denying the claims made and countersued all parties for breach of contract and theft of trade secrets. This case was settled with no financial impact to GlobalX.

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

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	August 14, 2024

/s/ Chris Jamroz	Executive Chairman	August 14, 2024

/s/ Ed Wegel	Director	August 14, 2024

/s/ Alan Bird	Director	August 14, 2024

/s/ T. Allan McArtor	Director	August 14, 2024

/s/ Deborah Robinson	Director	August 14, 2024

/s/ Cordia Harrington	Director	August 14, 2024