Form 10-Q
period 2024-09-30
Global Crossing Airlines Group Inc.
filed 2024-11-07
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2024 was 61,163,437 shares, consisting of 43,906,185 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 11,719,939 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP, INC.

Form 10-Q

Period Ended September 30, 2024

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	September 30, 2024	December 31, 2023
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,070	$11,596
Restricted cash	753	6,080
Accounts receivable, net of allowance	6,412	10,181
Prepaid expenses and other current assets	2,420	2,552
Current assets held for sale	380	184
Total Current Assets	17,035	30,593
Property and equipment, net	9,232	5,525
Finance leases, net	28,416	4,108
Operating lease right-of-use assets	93,553	76,881
Deposits	11,215	12,506
Other assets	3,119	1,715
Total Assets	$162,570	$131,328
Current liabilities
Accounts payable	$12,817	$7,481
Accrued liabilities	15,494	17,465
Deferred revenue	5,369	9,896
Customer deposits	3,764	3,935
Current portion of long-term operating leases	16,454	13,650
Current portion of finance leases	3,091	599
Total current liabilities	56,989	53,026
Other liabilities
Note payable	29,513	29,175
Long-term operating leases	79,076	65,158
Long-term finance leases	25,956	3,292
Other liabilities	531	544
Total other liabilities	135,076	98,169
Total Liabilities	$192,065	$151,195
Commitments and Contingencies (Note 7)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 200,000,000 authorized; 61,023,439 and 58,925,871 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$60	$59
Additional paid-in capital	40,397	38,943
Retained deficit	(70,076)	(59,094)
Total Company's stockholders’ deficit	(29,619)	(20,092)
Noncontrolling interest	124	225
Total stockholders’ deficit	(29,495)	(19,867)
Total Liabilities and Deficit	$162,570	$131,328

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Revenue	$52,436	$42,577	$163,817	$106,203
Operating Expenses
Salaries, Wages, & Benefits	17,404	15,040	50,923	38,264
Aircraft Fuel	4,104	5,743	17,904	19,779
Maintenance, materials and repairs	3,448	2,983	9,026	6,308
Depreciation and amortization	1,866	566	4,476	1,452
Contracted ground and aviation services	3,281	4,695	14,941	14,749
Travel	2,216	1,554	9,185	5,155
Insurance	1,627	1,219	4,815	3,589
Aircraft Rent	16,031	9,400	43,554	21,874
Other	4,963	3,707	13,573	9,669
Total Operating Expenses	$54,940	$44,907	$168,397	$120,839
Operating Loss	(2,504)	(2,330)	(4,580)	(14,636)
Non-Operating Expenses
Interest Expense	2,385	2,565	6,403	3,801
Total Non-Operating Expenses	2,385	2,565	6,403	3,801
Loss before income taxes	(4,889)	(4,895)	(10,983)	(18,437)
Income tax expense	-	-	-	-
Net Loss	(4,889)	(4,895)	(10,983)	(18,437)
Net Loss attributable to Noncontrolling Interest	(2)	(11)	(1)	(11)
Net Loss attributable to the Company	(4,887)	(4,884)	(10,982)	(18,426)
Loss per share:
Basic	$(0.08)	$(0.08)	$(0.18)	$(0.33)
Diluted	$(0.08)	$(0.08)	$(0.18)	$(0.33)
Weighted average number of shares outstanding	60,817,884	57,497,385	60,024,188	56,292,992

Fully diluted shares outstanding	60,817,884	57,497,385	60,024,188	56,292,992

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2023	53,440,482	$53	$30,774	$(38,083)	$(7,256)	$-	$(7,256)
Issuance of shares – options exercised	150,000	-	67	-	67	-	67
Issuance of shares – warrants exercised	2,499,453	3	1,134	-	1,137	-	1,137
Issuance of shares - share based compensation on RSUs	208,416	-	501	-	501	-	501
Loss for the period	-	-	-	(6,072)	(6,072)	-	(6,072)
Ending – March 31, 2023	56,298,351	$56	$32,476	$(44,155)	$(11,623)	$-	$(11,623)
Issuance of shares – warrants exercised	227,630	-	220	-	220	-	220
Issuance of shares - share based compensation on RSUs	481,593	1	578	-	579	-	579
Issuance of shares - ESPP	300,121	-	199	-	199	-	199
Loss for the period	-	-	-	(7,471)	(7,471)	-	(7,471)
Ending – June 30, 2023	57,307,695	$57	$33,473	$(51,626)	$(18,096)	$-	$(18,096)
Issuance of shares - share based compensation on RSUs	529,990	1	568	-	569	-	569
Loss for the period	-	-	-	(4,884)	(4,884)	(11)	(4,895)
Warrants issued	-	-	3,830	-	3,830	-	3,830
Ending – September 30, 2023	57,837,685	$58	$37,871	$(56,510)	$(18,581)	$(11)	$(18,592)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	742,079	1	342	-	343	-	343
Loss for the period	-	-	-	(6,379)	(6,379)	-	(6,379)
Ending – March 31, 2024	59,667,950	$60	$39,285	$(65,473)	$(26,128)	$225	$(25,903)
Issuance of shares - share based compensation on RSUs	544,157	-	498	-	498	-	498
Issuance of shares - ESPP	391,574	-	221	-	221	-	221
Dividends	-	-	-	-	-	(100)	(100)
Income for the period	-	-	-	284	284	1	285
Ending – June 30, 2024	60,603,681	$60	$40,004	$(65,189)	$(25,125)	$126	$(24,999)
Issuance of shares - share based compensation on RSUs	419,758	-	393	-	393	-	393
Loss for the period	-	-	-	(4,887)	(4,887)	(2)	(4,889)
Ending – September 30, 2024	61,023,439	$60	$40,397	$(70,076)	$(29,619)	$124	$(29,495)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,983)	$(18,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,476	1,452
Credit losses	357	6
Loss on sale of property	—	136
Loss (gain) on sale of spare parts	160	(184)
Foreign exchange loss	—	1
Amortization of debt issue costs	463	1,164
Amortization of operating lease right of use assets	10,556	5,934
Share-based payments	1,266	1,678
Interest on finance leases	1,991	309
Changes in assets and liabilities:
Accounts receivable	3,413	(4,886)
Assets held for sale	(355)	953
Prepaid expenses and other current assets	131	(1,181)
Accounts payable	5,336	3,611
Accrued liabilities and other liabilities	(6,669)	8,587
Operating lease obligations	(10,507)	(6,181)
Other liabilities	(1,892)	282
Net cash used in operating activities	(2,257)	(6,756)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(1,259)	(5,698)
Purchases of property and equipment	(4,998)	(2,082)
Net cash used in investing activities	(6,257)	(7,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,427)	(343)
Dividends	(100)	—
Proceeds on issuance of shares	188	1,594
Repayment of notes payables	—	(6,986)
Proceeds from note payable	—	32,109
Net cash (used in) provided by financing activities	(1,339)	26,374
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,853)	11,838
Cash, cash equivalents and restricted cash - beginning of the period	17,676	5,461
Cash, cash equivalents and restricted cash - end of the period	$7,823	$17,299
Non-cash investing and financing activities
Right-of-use (ROU) assets acquired through operating leases	$27,229	$37,555
Equipment acquired through finance leases	$26,471	$1,680
Note Payable reductions through accounts receivable from sale of Assets held for sale	$-	$145
Reclass of capitalized professional fees from proceeds from senior secured note	$125	$-
Cash paid for
Interest	$4,385	$928

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP). Management’s opinion is that all adjustments necessary for a fair statement of the results for the interim periods have been made. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three months and nine months ended September 30, 2024, and 2023, and cash flows for the nine months ended September 30, 2024, and 2023. The condensed balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes additional disclosures and a summary of our significant accounting policies.

Our quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the 12 months from the date of the filing of this 10Q. As of September 30, 2024, the Company had a working capital deficit of $40.0 million and a retained deficit of $70.1 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this 10Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07 – Improvements to Reportable Segment Disclosures – Amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management expects no significant impact after adoption of the new standard.

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures – Amendments in this update require: that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). All entities disclose on an annual basis the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). All entities disclose the following information: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this Update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this Update remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this Update replace the term public entity as currently used in Topic 740 with the term public business entity as defined in the Master Glossary of the Codification. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Management expects no significant impact after adoption of the new standard.

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

On September 11, 2024, Canada Jetlines Operations Ltd. filed an Assignment in Bankruptcy after finding that it would be unable to secure financing to continue with its Proposal under the Bankruptcy and Insolvency Act. BDO Canada Limited was assigned as Trustee of the bankrupt estate. The Company had provided a guarantee for one of their aircraft and are in discussions with the lessor of that aircraft to determine what obligations the Company may have.

As of September 30, 2024, the Company holds approximately 7% ownership of Jetlines. The Company expects 7% ownership of Jetlines to be worthless and expects the bankruptcy court to cancel the outstanding shares of Jetlines in accordance with its Proposal under the Bankruptcy and Insolvency Act.

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

4.
NOTE PAYABLE

On January 27, 2023, the Company announced an up to $5.0 million loan (the "Loan") with a key investor to provide working capital and additional liquidity to support GlobalX’s rapidly growing operations. The net proceeds of the Loan were to be used to further the business objectives of the Company and to secure additional aircraft for charter operations. As of September 30, 2024, the Company had been advanced $2.5 million from the loan.

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

Notes Payable is comprised of the following:

	For the Period Ended September 30, 2024	For the Year Ended December 31, 2023

Subscription Agreement	$35,684	$35,684
Less unamortized debt issuance costs, noncurrent	6,171	6,509
Total carrying amount	29,513	29,175
Less current maturities	—	—
Total long-term Note Payable	$29,513	$29,175

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

On March 4, 2024, Global Crossing Airlines and GEM agreed to extend the length of the GEM Facility by 12 months with a new expiration date of March 4, 2025.

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

As of September 30, 2024 and December 31, 2023, the Company had 43,446,990 and 40,420,350 shares of common stock (“Common Stock”), 5,537,313 and 5,537,313 shares of Class A non-voting common stock (“Class A Common Stock”), and 12,039,136 and 12,968,208 shares of Class B non-voting common stock (“Class B Common Stock”) outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three and nine months ended September 30, 2024 and 2023:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2023	19,633,911	$1.18
Issued	-	-
Exercised	(2,499,453)	0.43
Expired	-	-
Outstanding March 31, 2023	17,134,458	$1.29
Issued	-	-
Exercised	(227,630)	0.97
Expired	(4,530,808)	0.99
Outstanding June 30, 2023	12,376,020	$1.40
Issued	10,000,000	1.00
Exercised	-	-
Expired	-	-
Outstanding September 30, 2023	22,376,020	$1.22

Outstanding January 1, 2024	22,571,471	$1.35
Issued	-	-
Exercised	-	-
Expired	(4,838,707)	1.24
Outstanding March 31, 2024	17,732,764	$1.21
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding June 30, 2024	17,732,764	$1.21
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding September 30, 2024	17,732,764	$1.21

As of September 30, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	USD$1.50	1.58	April 29, 2026
10,195,451	USD$1.00	5.75	Jun 30, 2030
17,732,764

As of September 30, 2023, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,838,707	USD$1.24	0.75	March 28, 2024
7,537,313	USD$1.50	2.83	April 29, 2026
10,000,000	USD$1.00	6.75	June 30, 2030
22,376,020

7.
SHARE-BASED PAYMENTS

The maximum number of shares of Common Stock issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

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

The following is a summary of stock option activities for the three and nine months ended September 30, 2024 and 2023:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2023	820,668	$0.25	$0.34
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding March 31, 2023	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding June 30, 2023	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding September 30, 2023	470,668	$0.25	$0.54

Outstanding January 1, 2024	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	(157,334)	0.37	0.24
Outstanding March 31, 2024	313,334	$0.25	$0.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	(66,667)	0.25	0.67
Outstanding June 30, 2024	246,667	$0.25	$0.67
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding September 30, 2024	246,667	$0.50	$0.67

As of September 30, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
246,667	246,667	$0.25	—	June 23, 2025
246,667	246,667

As of September 30, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	$0.25	1.98	June 23, 2025
50,000	50,000	$0.62	2.24	September 23, 2025
470,668	470,668

The Company recognizes share-based payments expense for all stock options granted using the fair value based method of accounting. The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility factors of the expected market price of the Common Stock, forfeiture rate, and expected life of the options.

There were no stock options granted during the three and nine months ended September 30, 2024 and 2023.

Restricted share units

The Company grants restricted share units (“RSUs”) to directors, officers, employees and consultants as compensation for services, pursuant to its Amended RSU Plan (the “RSU Plan”). One restricted share unit has the same value as a share of Common Stock. The number of RSUs awarded and underlying vesting conditions are determined by the Board of Directors in its discretion.

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Common Stock equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a Voting Share, calculated as the closing price of the Common Stock on the NEO for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

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

The following is a summary of RSU activities for the three and nine months ended September 30, 2024 and 2023:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2023	3,305,837	$1.14
Granted	1,687,777	0.97
Vested	(400,542)	1.04
Forfeited	(129,315)	0.96
Outstanding March 31, 2023	4,463,757	$1.10
Granted	1,155,000	0.97
Vested	(467,500)	0.91
Forfeited	(378,334)	1.01
Outstanding June 30, 2023	4,772,923	$1.01
Granted	798,500	0.87
Vested	(324,157)	0.87
Forfeited	(173,334)	0.74
Outstanding September 30, 2023	5,073,932	$1.02

Outstanding January 1, 2024	4,989,603	$0.98
Granted	2,573,333	0.52
Vested	(794,579)	1.02
Forfeited	(870,002)	1.11
Outstanding March 31, 2024	5,898,355	$0.75
Granted	231,667	0.54
Vested	(619,908)	1.26
Forfeited	(330,892)	0.71
Outstanding June 30, 2024	5,179,222	$0.69
Granted	605,000	0.24
Vested	(371,425)	0.63
Forfeited	(150,576)	0.72
Outstanding September 30, 2024	5,262,221	$0.64

During the three and nine months ended September 30, 2024, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.4 and $1.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.6 and $1.7 million, respectively.

The remaining compensation that has not been recognized as of September 30, 2024 and 2023 with regards to RSUs and the weighted average period they will be recognized are $2.3 million and 2.02 years and $3.4 million and 2.06 years, respectively. As of September 30, 2024, all compensation expense with respect to stock options has been recognized.

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

During the three and nine months ended September 30, 2024, the Company issued zero and 391,574 shares, respectively, of Common Stock under the ESPP. During the three and nine months ended September 30, 2023, the Company issued zero and 300,121 shares, respectively, of Common Stock under the ESPP.

As of September 30, 2024 and 2023, total recognized equity-based compensation costs related to ESPP was 0.2 million.

ESPP payroll contributions accrued at September 30, 2024 and 2023, totaled $0.3 million and $0.4 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

8. INCOME TAXES

The Company’s expected effective tax rate for the three and six months ended September 30, 2024, and 2023 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On August 8, 2023, the Company entered into a lease agreement for one A320 passenger aircraft. The three-year lease commenced on September 3, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 36 months, plus supplemental rent for maintenance of the aircraft.

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

On January 19, 2024, the Company entered into a lease agreement for one A320 passenger aircraft. The one-year lease commenced on July 9, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 16 months, plus supplemental rent for maintenance of the aircraft.

On April 16, 2024, the Company entered into a lease agreement for one A320 passenger aircraft. The six-year lease commenced on April 17, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On April 29, 2024, the Company signed a lease agreement for one A321 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2024 and will run through the next heavy maintenance visit on November 15, 2025. Following the expiration date, the aircraft is expected to undergo a passenger-to-freighter conversion and a second lease after completion which will run through an additional 102 months from redelivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

The Company reviewed the operating leases for extension options that may be reasonably certain to be exercised and then would become part of the right-of-use assets and lease liabilities. On December 21, 2022, and October 10, 2023, the Company signed extensions for two aircraft extending their lease terms for an additional 60 and 15 months from original ending date of June 1, 2023, and October 1, 2023, to May 31, 2028, and December 31, 2024, respectively. In addition, on March 27, 2024 an additional extension was signed to extend aircraft lease term for an additional 74 months from previous extended ending date of December 31, 2024 to February 28, 2031. Terms of extensions were agreed solely to grant the Company the right to use the asset for the related additional time including no changes in payment rent. As such, extension was accounted as a modification of lease in accordance with ASC 842 rather than as a new contract and the Company remeasured at modification date the following: Right-of-use asset, lease liability, discount rate, lease term and classification. In addition, as of March 31, 2024, the Company signed a lease agreement to convert one of its lease passenger aircraft with lease term ending on November 1, 2024, into an Aircraft Freighter at lessor's expense. The new lease is contingent on a successful conversion from induction date of November 1, 2024, and can take up to a year. Among terms agreed includes commitment fees paid to lessor and also no basic and supplemental rent shall be payable while the Aircraft undergoes conversion during the period commencing on the conversion induction date and ending on the conversion redelivery date. The Company expects to record a new lease on the acceptance of redelivery date, which is the date the lessee will have access to the leased asset. Furthermore, on August 1, 2024, the Company signed a new lease to extend one A320 passenger aircraft for a lease term of an additional 93 months from original ending date of November 15, 2023. Terms of extension included contingencies on lessor of timely deliveries of repairs on engines and incremental increases in monthly basic rents throughout the lease. As such, extension was accounted as a new lease in accordance with ASC 842 from a new contract and the Company recorded at lease commencement date a new Right-of-use asset and lease liability.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheets as of September 30, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2024	$1,630	$7,131
2025	7,304	27,835
2026	7,309	24,474
2027	7,129	22,016
2028	6,450	16,232
2029 and thereafter	14,777	44,411
Total minimum lease payments	44,599	142,099
Less amount representing interest	15,552	46,569
Present value of minimum lease payments	29,047	95,530
Less current portion	3,091	16,454
Long-term portion	$25,956	$79,076

The table below presents information for lease costs related to the Company's finance and operating leases in thousands:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of leased assets	$1,039	$149	$2,163	$368
Interest of lease liabilities	950	116	1,991	309
Operating lease cost
Operating lease cost (1)	6,644	2,287	18,565	5,934
Total lease cost	8,633	2,552	22,719	6,611

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term
Operating leases	6.08 years	6.19 years
Finance leases	6.58 years	5.41 years
Weighted-average discount rate
Operating leases	13.95%	12.24%
Finance leases	14.75%	12.30%

The table below presents cash and non-cash activities associated with our leases:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,507	$6,181
Financing cash flows from finance leases	1,427	343

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

The following table shows the computation of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023 in thousands, except share and per share amounts:

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income (loss)	$(4,887)	$(4,884)
Denominator:
Weighted average common shares outstanding - Basic	60,817,884	57,497,385
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	60,817,884	57,497,385
Basic loss per share	$(0.08)	$(0.08)
Diluted loss per share (1)	$(0.08)	$(0.08)

The following table shows the computation of basic and diluted earnings per share for the nine months ended September 30, 2024 and 2023 in thousands, except share and per share amounts:

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(10,982)	$(18,426)
Denominator:
Weighted average common shares outstanding - Basic	60,024,188	56,292,992
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	60,024,188	56,292,992
Basic loss per share	$(0.18)	$(0.33)
Diluted loss per share (1)	$(0.18)	$(0.33)

(1) There were 17,732,764 warrants, 246,667 options, and 5,263,027 RSUs outstanding at September 30, 2024 and there were 22,376,020 warrants, 470,668 options, and 5,073,932 RSUs outstanding at September 30, 2023. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three and nine months ended September 30, 2024 and 2023, as inclusion would have an anti-dilutive effect.

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

As of September 30, 2024 and 2023, amounts due to related parties include the following:

1.
GlobalX earned $0 and $0 during the 3 and 9 months ended on September 30, 2024 and it was owed $0 and $1K, respectively, in relation to flights flown and shared TRAX services with Jetlines, respectively. GlobalX earned $0 and $123 thousand during the 3 and 9 months ended on September 30, 2023 and it was owed $0 and $64 thousand in relation to flights flown and shared TRAX services with Jetlines, respectively;
2.
Jetlines earned approximately $0 and $1.3 million during the 3 and 9 months ended on September 30, 2024, respectively, and it was owed $18 thousand, in relation to flights flown by Jetlines for GlobalX. Jetlines earned approximately $0 and $0 million during the 3 and 9 months ended on September 30, 2023, respectively, and it was owed $0, in relation to flights flown by Jetlines for GlobalX.

As described in footnote 4 above, on August 2 and December 21, 2023, the Company issued Secured Notes of $35.7 million with entity of which its executive was elected as a member of the Board of Directors of the Company during the last annual shareholders meeting in December 2023.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023, in thousands.

	September 30, 2024	December 31, 2023
Salaries, wages and benefits	$3,010	$2,899
Passenger Taxes	4,640	2,317
Aircraft fuel	394	1,435
Contracted ground and aviation services	578	2,200
Maintenance	606	1,081
Aircraft Rent	2,916	3,384
Other	3,350	4,149
Accrued liabilities	$15,494	$17,465

13. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our deferred revenue liability balances during the nine months and year ended, September 30, 2024 and December 31, 2023, respectively, were as follows in thousands:

	September 30, 2024	December 31, 2023

Beginning Balance	$9,896	$3,201
Revenue Recognized	(25,488)	(3,201)
Amounts Collected or Invoiced	20,961	9,896
Ending Balance	$5,369	$9,896

The Company has 2 customers that accounted for approximately 60% and 52% of the revenue for the 3 and 9 months period ended on September 30, 2024 and approximately 8% and 7% of the revenue for the 3 and 9 months period ended on September 30, 2023. The Company expects to maintain these relationships with those customers.

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

Business Overview

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft, operating both passenger and cargo aircraft. GlobalX’s business model is to (1) provide services on an ACMI using wet lease contracts to airlines and non-airlines, and (2) on a Charter basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates in the United States, Europe, Canada, Central and South America.

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

Business Developments

During the nine months period ended September 30, 2024, the Company refocused the business back to GlobalX’s core competency – operating narrow body charter flights for both passengers and cargo. This led to the cancellation of several initiatives and the prioritization of adding aircraft to our operating certificate. Projects cancelled, include UrbanX, GlobalX Colombia, GlobalX Ecuador, adding ETOP’s capability, the acquisition of a wide body A330 aircraft and the development of a hangar facility at Fort Lauderdale Airport. Not only does the cancellation of these projects represent significant cash savings in 2024, but it also allows the team to devote efforts towards our stated goal: creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the nine months period ended September 30, 2024:

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

The Passenger Charter Market

The passenger market continues to experience surging demand resulting in improved aircraft utilization and improved operating income. There are several factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by colleges and increased customer demand driving increased demand for our services. GlobalX anticipates the high level of demand will continue well into 2025. To address this demand, the Company has prioritized passenger aircraft deliveries over cargo, devoted sales and operational resources to develop long term relationships with key customers and to expand the markets served as opportunities arise. Passenger charter services will be the economic engine for GlobalX in 2024.

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

Strategy to Address Competitive Response

There have been significant changes to the competitive environment for US Charter operators in recent months. The liquidation of iAero (our largest competitor), the acquisition of Hillwood Airways by Eastern Airlines, the acquisition of iAero Assets by Eastern Airlines and Breeze Airways renewed focus on charter operations have all had a large impact on the charter market. It is our management's expectation that Eastern Airlines, with the assets acquired from iAero, will look to expand their business domestically. In response we are focusing on our core business, emphasizing on time performance, reinforcing our differentiation of our Airbus product and actively soliciting longer-term contracts with key customers.

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

Revenue & Statistics

The analysis of GlobalX results for the three and nine-month periods ended on September 30, 2024 and 2023 requires an understanding of how the Company fundamentally evolved during that time period. 2023 was only our second year of full operations and was a period where the company was focused on securing new customers, entering new markets, and flying to new locations; primarily in the domestic and Caribbean markets.

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

Three months ended September 30, 2024 and 2023

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended September 30,
Operating Fleet	2024	2023	Inc/(Dec)	% Change

A319	1.0	0.3	0.7	233.3%
A320	9.7	7.0	2.7	38.6%
A321	5.7	4.0	1.7	42.5%
Total Operating Average Aircraft Equivalents	16.4	11.3	5.1	45.1%

Net Aircraft Available	15.2	10.8	4.4	40.7%
Total Block Hours	7,460	6,506	954	14.7%
Average Utilization per available aircraft	490.8	602.4	(111.6)	-18.5%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended September 30,
Revenue	2024	2023	Inc/(Dec)	% Change

Charter	$14,987	$21,820	$(6,833)	-31.3%
ACMI	36,841	19,103	17,738	92.9%
Other	608	1,654	(1,046)	-63.2%
Total	$52,436	$42,577	$9,859	23.2%

Block Hours

Charter	813	1,873	(1,060)	-56.6%
Sub-service Charter	441	383	58	15.1%
Total Charter	1,254	2,256	(1,002)	-44.4%
ACMI	6,408	4,614	1,794	38.9%
Subservice ACMI	163	1	162	16200.0%
Total ACMI	6,571	4,615	1,956	42.4%
Non Revenue	239	19	220	1157.9%
Total	8,064	6,890	1,174	17.0%

Revenue per Block Hour

Charter	12.0	9.7	2.3	23.7%
ACMI	5.6	4.1	1.5	36.6%

Q3 saw a significant shift in the mix of our business from Charter to ACMI. Charter revenue for the period decreased $6.8 million or 31.3%, from $21.8 million in 2023 to $15.0 million in 2024. Charter block hours decreased 44.4% from 2,256 to 1,254 resulting in a $9.7 million reduction which was primarily offset by the rate for Charter flying which increased 23.6% from $9,672 per block hour to $11,951 per block hour resulting in a $2.9 million impact. The increase in the rate per block hour is primarily driven by high market demand and a shortage of supply as competitors reduced capacity to increase demand, higher fuel and handling fees and the mix of flying. The decrease in charter block hours was due to the increase in the number of aircraft in the ACMI segment.

ACMI revenue for the period increased by $17.7 million or 92.9% from $19.1 million in 2023 to $36.8 million in 2024. This variance is primarily driven by a 40.7% increase in the number of available aircraft and the movement of aircraft from the Charter segment which resulted in an increase from 4,615 block hours in 2023 to 6,571 block hours in 2024, an increase of 42.4% or 1,956 block hours. This volume accounted for 45.8% or $8.1 million of the revenue increase. The average revenue per block hour increased $1,468 per block hour from $4,139 per block hour in 2023 to $5,607 per block hour in 2024 and accounted for $9.6 million or 54.2% of the revenue increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period decreased by $1.0 million from $1.7 million in 2023 to $0.6 million in 2024. The decrease is primarily driven by less ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended September 30,
Operating Expenses	2024	2023	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$17,404	$15,040	$2,364	15.7%
Aircraft Fuel	4,104	5,743	(1,639)	-28.5%
Maintenance, materials and repairs	3,448	2,983	465	15.6%
Depreciation and amortization	1,866	566	1,300	229.7%
Contracted ground and aviation services	3,281	4,695	(1,414)	-30.1%
Travel	2,216	1,554	662	42.6%
Insurance	1,627	1,219	408	33.5%
Aircraft Rent	16,031	9,400	6,631	70.5%
Other	4,963	3,707	1,256	33.9%
Total Operating Expenses	$54,940	$44,907	$10,033	22.3%

Salaries, wages, and benefits increased $2.4 million from $15.0 million to $17.4 million, or 15.7%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 15.0% from 585 to 688 and pilots increased from 121 to 143, or 18.2%.

Aircraft fuel decreased by $1.6 million, from $5.7 million to $4.1 million, or 28.5%, primarily due to the volume of non-ACMI block hours which decreased 34.0% or $2.0 million. This was partially offset by an increase in fuel prices by 5.4%.

Maintenance, materials, and repairs increased by $0.5 million, from $3.0 million to $3.4 million, or 15.6%. An increase of $0.6 million was due to severe weather event that damaged two parked aircraft, multiple bird strikes and damage caused by a third-party vendor, which was offset by $0.2 million decrease primarily due to decreased ad hoc work in spite of the increase in both the number of aircraft and the number of block hours flown which increased 954 or 15% from 6,506 to 7,460 block hours. The rate per block hour remained relatively unchanged at $462 per block hour.

Depreciation and amortization increased $1.3 million, from $0.6 million to $1.9 million or 229.7%, driven by assets acquired to support our airport operations. These assets include, but are not limited to, aircraft deliveries secured on capital leases, computers, software, and rotable inventory.

Contracted ground and aviation services decreased by $1.4 million from $4.7 million to $3.3 million, or 30.1%. These costs are directly correlated to the number of Charter hours operated. A $2.7 million reduction was primarily driven by the decrease in charter block hours by 56.6%. This was offset by $1.2 million primarily due to an increase in rate by 61.0%.

Travel increased by $0.6 million, from $1.6 million to $2.2 million or 42.6%. This increase was driven by increased activity at newly created bases to support new customers resulting in additional hotel, flight and meal costs.

Insurance increased $0.4 million, from $1.2 million to $1.6 million or 33.5%, primarily related to the increase in the number of aircraft.

Aircraft rent increased $6.6 million, from $9.4 million to $16.0 million or 70.5%, primarily due to the increase in the number of aircraft from 12 to 18 aircraft in the fleet. $4.2 million or 63.6% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $2.4 million or 36.4% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating loss was greatly impacted by a series of unplanned maintenance events in September that effectively took almost 35% of the passenger fleet offline for almost two weeks. This included a severe weather event damaging two parked aircraft, multiple bird strikes across three different aircraft and a third-party vendor who severely damaged an aircraft during a routine check. A number of these are insurable events, but the impact to revenue was significant and the estimated impact to operating loss is over $5M. In addition, our Cargo segment continued to underperform which also served as a multimillion dollar drag to earnings in Q3. Specifically, operating loss increased $0.2 million, from an operating loss of $2.3 million to an operating loss in 2023 of $2.5 million. We were able to minimize the impacts of the events in September by our ability to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 35.4%, from $4,139 per block hour to $5,607 per block hour, while Charter rate per block hour is up 23.6% from 9,672 per block hour to $11,951 per block hour. The second factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $2,183 to $2,158 per block hour, a 1.1% reduction. There were also savings on a per block hour basis on fuel, and contracted ground and aviation services.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended September 30,
Non-Operating Expenses (Income)	2024	2023	Inc/(Dec)	% Change

Interest Expense	$2,385	$2,565	$(180)	(7.0)%
Total Non-Operating Expenses (Income)	$2,385	$2,565	$(180)	(7.0)%

Interest expense, net decreased $0.2 million from $2.6 million to $2.4 million driven mainly by the restructuring of debt in Q3 of 2023.

Net Income/Loss

Net Loss remained unchanged at $4.9 million comparing the three months ended September 30, 2024 and 2023, despite the additional events noted above during the current period.

Nine months ended September 30, 2024 and 2023

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Nine Months Ended September 30,
Operating Fleet	2024	2023	Inc/(Dec)	% Change

A319	1.0	0.1	0.9	900.0%
A320	9.0	6.7	2.3	34.3%
A321	5.3	3.3	2.0	60.6%
Total Operating Average Aircraft Equivalents	15.3	10.1	5.2	51.5%

Net Aircraft Available	13.8	8.0	5.8	72.5%
Total Block Hours	19,252	13,235	6,017	45.5%
Average Utilization per available aircraft	1,395.1	1,654.4	(259.3)	-15.7%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Nine Months Ended September 30,
Revenue	2024	2023	Inc/(Dec)	% Change

Charter	$73,618	$73,737	$(119)	-0.2%
ACMI	87,374	28,565	58,809	205.9%
Other	2,825	3,901	(1,076)	-27.6%
Total	$163,817	$106,203	$57,614	54.2%

Block Hours

Charter	4,553	6,045	(1,492)	-24.7%
Sub-service Charter	1,189	607	582	95.9%
Total Charter	5,742	6,652	(910)	-13.7%
ACMI	14,141	7,139	7,002	98.1%
Subservice ACMI	634	7	627	8957.1%
Total ACMI	14,775	7,146	7,629	106.8%
Non Revenue	558	51	507	994.1%
Total	21,075	13,849	7,226	52.2%

Revenue per Block Hour

Charter	12.8	11.1	1.7	15.3%
ACMI	5.9	4.0	1.9	47.5%

Charter revenue for the period decreased $0.1 million or 0.2%, from $73.7 million in 2023 to $73.6 million in 2024. The rate for Charter flying increased 15.7% from $11,084 per block hour to $12,821 per block hour resulting in a $10.0 million increase. This was offset by a $10.1 million reduction due to charter block hours decreasing 13.7% from 6,652 to 5,742 block hours. The increase in the rate per block hour is primarily driven by high market demand and a shortage of supply as competitors reduced capacity to increase demand, higher fuel and handling fees and the mix of flying. The decrease in charter block hours was due to the increase in the number of aircraft in the ACMI segment.

ACMI revenue for the period increased by $58.8 million or 205.9% from $28.6 million in 2023 to $87.4 million in 2024. This variance is driven by an increase from 7,146 block hours in 2023 to 14,775 block hours in 2024, an increase of 106.8% or 7,629 block hours. This volume accounted for 51.9% or $30.5 million of the increase. The average revenue per block hour increased $1,916 per block hours from $3,997 per block hour in 2023 to $5,914 per block hour in 2024 and accounted for $28.3 million or 48.1% of the revenue increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period decreased by $1.1 million from $3.9 million in 2023 to $2.8 million in 2024. The decrease is primarily driven by less ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Nine Months Ended September 30,
Operating Expenses	2024	2023	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$50,923	$38,264	$12,659	33.1%
Aircraft Fuel	17,904	19,779	(1,875)	-9.5%
Maintenance, materials and repairs	9,026	6,308	2,718	43.1%
Depreciation and amortization	4,476	1,452	3,024	208.3%
Contracted ground and aviation services	14,941	14,749	192	1.3%
Travel	9,185	5,155	4,030	78.2%
Insurance	4,815	3,589	1,226	34.2%
Aircraft Rent	43,554	21,874	21,680	99.1%
Other	13,573	9,669	3,904	40.4%
Total Operating Expenses	$168,397	$120,839	$47,558	39.4%

Salaries, wages, and benefits increased $12.7 million from $38.3 million to $50.9 million, or 33.1%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total employees grew 15.0% from 585 to 688 and pilots increased from 121 to 143, or 18.2%. A block hour increase of 52.2% drove a $19.3 million increase, offset by $6.6 million due to a reduction in rate per block hour of 11.5%.

Aircraft fuel decreased by 9.5% by $1.9 million, the volume of non-ACMI block hours decreased by 16.2% or $3.2 million. This was offset by an increase in base jet fuel of approximately 8.0% or $1.3 million.

Maintenance, materials, and repairs increased by $2.7 million, from $6.3 million to $9.0 million, or 43.1%. An increase of $0.6 million was due to a severe weather event that damaged two parked aircraft, multiple bird strikes across several aircraft and damage caused by a third-party vendor, which was offset by a $0.2 million decrease primarily due to decreased ad hoc work in spite of the increase in both the number of aircraft and the number of block hours flown which increased 954 or 15% from 6,506 to 7,460 block hours. Another $2.3 million cost increase was primarily due to volume from the increase in both the number of aircraft to 18 and the number of block hours flown which increased 45.5% from 13,235 to 19,252 block hours. This was offset by $0.2 million due to the rate per block hour improvement of 1.6% from $477 per block hour to $469 per block hour.

Depreciation and amortization increased $3.0 million, from $1.5 million to $4.5 million or 208.3%, driven by assets acquired to support our airport operations. These assets include, but are not limited to, aircraft deliveries secured on capital leases, computers, software, and rotable inventory.

Contracted ground and aviation services increased by $0.2 million from $14.7 million to $14.9 million, or 1.3%. A rate increase or 34.5% per block hour drove an increase of $3.8 million. This was mostly offset by lower charter block hours by 24.7%, which drove a reduction of $3.6 million.

Travel increased $4.0 million, from $5.2 million to $9.2 million or 78.2%, $2.3 million was driven by the 45.5% increase in block hours. The remaining $1.7 million variance is driven rate increase by 22.5%, caused by higher flying at outstations, thus raising hotel and meal cost for crews on missions.

Insurance increased $1.2 million, from $3.6 million to $4.8 million or 34.2%, primarily related to the increase in the number of aircraft.

Aircraft rent increased $21.7 million, from $21.9 million to $43.6 million or 99.1%, primarily due to the increase in the number of aircraft from 10 to 18 aircraft in the fleet. $11.2 million or 51.9% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $10.4 million or 48.1% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating loss decreased $10.0 million, from an operating loss of $14.6 million to $4.6 million, or 68.7% improvement. In addition, operating loss as a percentage of revenue improved from (13.8%) to (2.8%), an 11.0% improvement. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. There are a few factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 47.8%, from $4,001 per block hour to $5,914 per block hour, while Charter rate per block hour is up 30.5% from $9,822 per block hour to $12,821 per block hour. The second factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $1,384 to $1,224 per block hour, an 11.5% reduction. There were also savings on a per block hour basis in fuel, Maintenance, insurance, and general overhead expenses (other) which combined with the other factors drove the improvement. This improvement was, in spite of the impact of the events in September, that effectively took almost 35% of the passenger fleet offline for almost two weeks. This included a severe weather event damaging two parked aircraft, multiple bird strikes across three different aircraft and a third-party vendor who severely damaged an aircraft during a routine check. A number of these are insurable events, but the impact to revenue was significant and the estimated impact to operating loss is over $5M. In addition, our Cargo segment continued to underperform which also served as a multimillion dollar drag to earnings in Q3.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Nine Months Ended September 30,
Non-Operating Expenses (Income)	2024	2023	Inc/(Dec)	% Change

Interest Expense	$6,403	$3,801	$2,602	68.5%
Total Non-Operating Expenses (Income)	$6,403	$3,801	$2,602	68.5%

Interest expense, net increased $2.6 million from $3.8 million to $6.4 million driven mainly by the interest payable on the debentures issued in 2023.

Net Loss

Net Loss due to events noted above, decreased by $7.4 million or 40.4%, from a net loss of $18.4 million in 2023 to $11.0 million in 2024.

Liquidity and Capital Resources

As of September 30, 2024, the Company had approximately $7.1 million in unrestricted cash and cash equivalents and approximately $0.8 million in restricted cash, a decrease of approximately $4.5 million and $5.3 million from December 31, 2023, respectively primarily due to new aircraft deliveries, deposits, and net loss in operations. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

Net Cash used in operating activities during the nine months ended September 30, 2024 decreased $4.5 million to $2.3 million, consisting primarily of $5.3 million of increase in accounts payable, $3.4 million of decrease in accounts receivable, $0.1 million of decrease in prepaid expenses and other current assets, $15.5 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $2.0 million of interest on finance leases, $1.3 million of share-based payments, $0.4 million of bad debt expense and $0.2 million of loss on sale of spare parts. These were partially offset by $10.5 million of decrease in operating leases obligations, $8.6 million of decrease in accrued liabilities and other liabilities, $11.0 million of net loss and $0.4 million of increase in assets held for sale. Net Cash used in operating activities during the nine months ended September 30, 2023 was $6.8 million, consisting primarily of $18.4 million of net loss, $6.2 million of increase of operating lease obligations, $4.9 million of increase of accounts receivable, $1.2 million of increase in prepaid expenses and other current assets and $0.2 million of gain on sale of spare parts. These were partially offset by $8.9 million of increase of accrued liabilities and other liabilities, $3.6 million of increase in accounts payable and $8.9 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.7 million of share-based payments, $0.3 million of interest on finance leases, and $0.1 million of loss on sale of property.

The Company has significant fixed and non-cancelable lease commitments of aircraft, equipment and related maintenance checks. As of September 30, 2024, the Company had total of $19.5 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of September 30, 2024, the Company had total of $105.3 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and $29.5 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended September 30, 2024 with fourteen passenger aircraft and four cargo aircraft and expects the fleet to increase to 15 and 17 passenger aircraft and maintain four cargo aircraft by the end of 2024 and 2025, respectively. To achieve the number of aircraft deliveries in 2024 and 2025, the Company currently has seven aircrafts under lease with partial or total deposit paid.

During the nine months ended September 30, 2024, net cash used for investing activities decreased $1.5 million to $6.3 million, consisting of $5.0 million of Purchases of property and equipment and $1.3 million of increase of deposit, deferred costs and other assets. During the nine months ended September 30, 2023, net cash used for investing activities was $7.8 million, consisting of $5.7 million increase of deposit, deferred costs and other assets and $2.1 million of Purchases of property and equipment.

During the nine months ended September 30, 2024, net cash used in financing activities increased $27.7 million to $1.3 million, consisting of $1.4 million of Principal payments on finance leases and $0.1 million of Dividends, partially offset by Proceeds on issuance of shares of $0.2 million. During the nine months ended September 30, 2023, net cash provided by financing activities was $26.4 million, consisting of $32.1 million of Proceeds from note payable, $1.6 million of Proceeds on issuance of shares, partially offset by $7.0 million of Repayment of note payable and $0.3 million of Principal payments on finance leases.

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

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2024. Our Executive Chairman and President & Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below.

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

Notwithstanding the material weakness identified in our internal control over financial reporting, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, the Company’s consolidated financial condition as of September 30, 2024 and consolidated results of its operations and cash flows for the period then ended, in conformity GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	November 7, 2024

/s/ Chris Jamroz	Executive Chairman	November 7, 2024

/s/ Ed Wegel	Director	November 7, 2024

/s/ Alan Bird	Director	November 7, 2024

/s/ T. Allan McArtor	Director	November 7, 2024

/s/ Deborah Robinson	Director	November 7, 2024

/s/ Cordia Harrington	Director	November 7, 2024