Form 10-K
period 2024-12-31
Global Crossing Airlines Group Inc.
filed 2025-03-06
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on (JET) on the CBOE Canada on June 30, 2024 was $23,284,401.

The total number of the registrant’s shares outstanding as of February 28, 2025 was 62,127,555 shares., consisting of 45,221,671 shares of Common Stock, 5,537,313 shares of Class A Non-Voting Common Stock, and 11,368,571 shares of Class B Non-Voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.

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

NOTE REGARDING COMPANY REFERENCES

References to the “Company”, “GlobalX”, “we”, “us” or “our” mean Global Crossing Airlines Group Inc., a Delaware corporation, together with its subsidiaries.

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

Operations

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX remains competitive by providing services on an ACMI and Charter basis to airlines operating within the United States and throughout North and South America, developing aircraft interchanges with leading European charter/tour operators, and providing ACMI and Charters flights for non-airline customers.

GlobalX’s passenger aircraft fleet is built on the Airbus A320-200 fleet family. GlobalX started operations with one leased A320 in 2021 and it has a fleet of fourteen aircraft as of December 31, 2024 with plans to increase to nineteen within the next 12 months.

GlobalX’s cargo aircraft fleet is based on the Airbus A321 aircraft type. GlobalX started operations with one lease A321F aircraft in January 2023 and it has a fleet of four aircraft as of December 31, 2024 and plans to remain at 4 aircraft for the next 12 months.

Location of Operations Bases

GlobalX operates from several geographic bases:

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
•
In addition, the Company has established Airlines Use Agreements with Orlando (MCO), Nashville (BNA), Dallas (DFW), and Las Vegas (LAS).

GlobalX also maintains additional crew bases at the following location:

•
San Antonio International Airport in San Antonio, Texas
•
Alexandria International Airport in Alexandria, Louisiana
•
Mesa Gateway Airport in Mesa, Arizona
•
Valley International Airport in Harlingen, Texas

Employees

GlobalX had approximately 678 and 625 full time employees as of December 31, 2024 and 2023, respectively.

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

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains our public filings and other information regarding the Company, at www.sec.gov.

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

The rapid spread of the COVID-19 virus and its variants has had an adverse impact on our business, operating results, financial condition and liquidity. A new outbreak of COVID-19 or another disease or similar public health threat in the future could also have an adverse effect on our business, operating results, financial condition and liquidity.

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

Our common stock currently trades on the OTCQB and CBOE CA and our Class B Non-Voting Common Stock trades on the CBOE CA, each with very limited daily trading volume. The market price of our common stock and our Class B Non-Voting Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As of December 31, 2024, and 2023, GlobalX remains proud to report that it has not encountered any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, the Company.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

On October 8th, 2021, according to adverse media, a former executive of Global Crossing Airlines Group Inc., Mr. Mark Morabito, committed insider trading by transferring shares to his spouse while in possession of undisclosed material information. According to the information provided by Global X represented by Mr. Ryan Goepel, President and CFO, (i) Mr. Morabito resigned as a director and officer of the Company on December 12, 2019; (ii) the Company underwent an organizational restructuring with change of leadership and headquarters to the United States by June 2020; (iii) adoption of an Insider Trading Policy applicable to all employees, directors and officers published on April 4, 2022; (iv) a legal proceeding was underway at the time. Mr. Morabito (joined by GlobalX) appealed to the British Columbia Court of Appeal regarding an abuse of process hearing. The British Columbia Court of Appeal ruled in favor of Mr. Morabito (and GlobalX) and ordered a new hearing on the abuse of process matter be held in front a new panel of British Columbia Securities Commission. The hearing is presently scheduled for December 2025. In the interim, Mr. Morabito, GlobalX and British Columbia Securities Commission have been discussing a settlement of the matter in a manner that would not require a fine or penalty payable by GlobalX. Although, no agreements have been in place as of December 31, 2024.

On October 1, 2021, GEM Global Yield LLC SCS ("GEM"), filed initial pleadings in the Supreme Court of the State of New York, County of New York, claiming the Company breached the share subscription agreement between the parties by failing to pay a $500,000 fee due on May 4, 2021. GEM requested repayment in full of the CAD $2,000,000 promissory note issued by the Company to GEM plus accrued interest and costs and expenses related to collection. On January 18, 2023, the Court granted summary judgment in favor of GEM. On March 29, 2023, Global Crossing Airlines and GEM entered a final settlement which included a payment plan for the $2,000,000 CAD free of interest and costs and expenses related to collection over nine months plus the extension of the agreement for 12 months. Upon final payment, GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due per final settlement and the Company had no outstanding balance as of December 31, 2023. In addition, the Company expensed the full outstanding amount capitalized as deferred financing costs of $2,809,031 as of December 31, 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the OTCQB Marketplace (“OTCQB”) under the symbol “JETMF” and on the CBOE Canada (“CBOE CA”) under the symbol “JET.” Our shares of Class B Non-Voting Common Stock are traded on the CBOE CA under the symbol “JET.B”

The Company has not paid any cash dividends.

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

ACMI:

Service offering, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance, and insurance, while customers assume fuel, demand and price risk. In addition, customers are generally responsible for landing, navigation and most other operational fees and costs.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.
Charter

Service offering, whereby we provide cargo and passenger aircraft charter services to customers. The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs.

Net Available Aircraft	The number of aircraft available each month reduced by (netted) days the aircraft is unavailable due to various maintenance events or deliveries during a month.
2Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every two years and can take from 20 – 40 days to complete.
6Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 45 – 75 days to complete.
12Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 60 – 100 days to complete.
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

Business Developments

The twelve months period ended December 31, 2024 for GlobalX was characterized by the achievement of significant regulatory milestones in addition to considerable investment in crew, staff, maintenance, and systems to build out our platform, bolster our infrastructure to prepare GlobalX to continue its rapid expansion through the delivery of additional aircraft in 2025. GlobalX is comprised of three key assets which allows us to generate income – our certifications, our aircraft, and our crew.

From a regulatory perspective GlobalX in the twelve months period ended December 31, 2024 has achieved the following:

•
Successfully passed our DOD Audit – allowing us to register and start operating flights for the Department of Defense
•
Successfully passed our IOSA Audit – allowing us to operate for other airlines without an extensive audit process

From an aircraft perspective GlobalX in the twelve months period ended December 31, 2024 has achieved the following:

•
Taken delivery of one A321F to launch Cargo operations
•
Taken delivery of three A320 passenger aircraft and one A321 passenger aircraft
•
Returned one A320 passenger aircraft to a lessor
•
Completed five heavy maintenance events

From a crew perspective GlobalX in the twelve months period ended December 31, 2024 has achieved the following:

•
Hired and trained the required number of people in dispatch, crew scheduling, operation control center and maintenance to allow for 24 hours, 7 day a week operation on a global basis
•
Increased our pilot headcount from 138 to 142

In short, the twelve months period ended December 31, 2024 was a time when GlobalX invested in its people, prepared for its growth, and established a robust infrastructure for its future.

Reducing Operational Costs

To control costs and maintain a competitive cost per Block Hour flown, GlobalX:

•
Flies only one aircraft family (A320).
•
Maintains focus on continuous financial discipline and strict departmental budgeting.
•
Has implemented and utilizes digital operating methods for both flight and maintenance operations, using best in class aviation software operating systems from leading suppliers including dispatch (Navblue), maintenance (Trax) and training software (Mint). By capitalizing on the latest software, GlobalX can effectively eliminate most manual processes and operate effectively with fewer people than a comparably-sized airline using older software systems.
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

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as Republic Airways, JetBlue Airways, Virgin America, Hawaiian Airlines, American Airlines, US Airways, Atlas Air, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, Atlantic Coast Airlines, Alaska Airlines and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Carnival Cruise Lines, Palms Casino Resort, Teladoc, Halliburton, and the Burger King Corporation.

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

Years ended December 31, 2024 and 2023

Operating Revenue & Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the twelve months period ended on December 31, 2024 and 2023 requires an understanding of how the Company fundamentally evolved during that time period. 2023 was our second year of full operations and was a period where the company was focused on securing additional customers, entering new markets and flying to additional locations; primarily in the domestic and Caribbean markets and within the European market. As a growing company, we were also focused on operating effectively and efficiently.

By contrast in 2024, GlobalX expanded existing government agency relationships, acquired new partners, secured longer term Cargo contracts, expanded operations in the European ACMI market and continued operating for existing airlines. Our key metric is block hours flown and block hours flown per available aircraft, which is the measure by which we track commercial activity. While other airlines discuss available seat miles and revenue per available seat mile (“rasm”), cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk therefore all results are evaluated on a block hour basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Year Ended December 31,
Operating Fleet	2024	2023	Inc/(Dec)	% Change

A319	1.0	0.3	0.7	233.3%
A320	9.2	6.8	2.4	35.3%
A321	6.2	3.5	2.7	77.1%
Total Operating Average Aircraft Equivalents	16.4	10.6	5.8	54.7%

Net Aircraft Available	14.3	9.7	4.6	47.4%
Total Block Hours	26,629	18,072	8,557	47.3%
Average Utilization per available aircraft	1,862	1,863	(1)	-0.1%

The following table describes the degree to which variations in revenues (in thousands) can be attributed to fluctuations in prices and nature of GlobalX services.

	Year Ended December 31,
Revenue	2024	2023	Inc/(Dec)	% Change

Charter	$95,456	$114,124	$(18,668)	-16.4%
ACMI	123,061	40,477	82,584	204.0%
Other	5,234	5,521	(287)	-5.2%
Total	$223,751	$160,122	$63,629	39.7%

Block Hours

Charter	6,030	8,852	(2,822)	-31.9%
Sub-service Charter	1,552	1,690	(138)	-8.2%
Total Charter	7,582	10,542	(2,960)	-28.1%
ACMI	19,899	9,157	10,742	117.3%
Subservice ACMI	640	219	421	192.2%
Total ACMI	20,539	9,376	11,163	119.1%
Non Revenue	699	63	636	1009.5%
Total	28,820	19,981	8,839	44.2%

Revenue per Block Hour

Charter	$12.6	$10.8	$1.8	16.7%
ACMI	$6.0	$4.3	$1.7	39.5%

Charter revenue for the period decreased $18.7 million or 16.4%, from $114.1 million in 2023 to $95.5 million in 2024. The rate for Charter flying increased 16.7% from $10,826 per block hour to $12,590 per block hour resulting in a $13.4 million increase. This was offset by a $32.1 million reduction due to charter block hours decreasing 28.1% from 10,542 to 7,582 block hours. The increase in the rate per block hour is primarily driven by high market demand and a supply shortage as competitors reduced capacity to increase demand, higher fuel and handling fees and the mix of flying. The decrease in charter block hours was due to the increased level of flying on an ACMI basis.

ACMI revenue for the period increased by $82.6 million or 204.0% from $40.5 million in 2023 to $123.1 million in 2024. This variance is driven by an increase from 9,376 block hours in 2023 to 20,539 block hours in 2024, an increase of 119.1% or 11,163 block hours. This volume accounted for 58.4% or $48.2 million of the increase. The average revenue per block hour increased $1,675 per block hours from $4,317 per block hour in 2023 to $5,992 per block hour in 2024 and accounted for $34.4 million or 41.6% of the revenue increase. The primary driver for the increase was related to both high market demand and ability to grow our government business which is primarily operated on an ACMI basis.

Other revenue for the period decreased by $0.3 million from $5.5 million in 2023 to $5.2 million in 2024. The decrease is primarily driven by less ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Year Ended December 31,
Operating Expenses	2024	2023	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$67,787	$54,057	$13,730	25.4%
Aircraft Fuel	23,828	29,476	(5,648)	-19.2%
Maintenance, materials and repairs	13,210	8,603	4,607	53.6%
Depreciation and amortization	6,271	2,293	3,978	173.5%
Contracted ground and aviation services	19,599	20,507	(908)	-4.4%
Travel	11,174	8,334	2,840	34.1%
Insurance	6,189	5,009	1,180	23.6%
Aircraft Rent	57,677	33,632	24,045	71.5%
Other	19,144	14,079	5,065	36.0%
Total Operating Expenses	$224,879	$175,990	$48,889	27.8%

Salaries, wages, and benefits increased $13.7 million from $54.1 million to $67.8 million, or 25.4%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. The total number of employees grew 8.5% from 625 to 678 of which pilots increased from 138 to 142, or 2.9%. Block hours increased 44.2% that without efficiency and scaling of the labor force would have resulted in a $23.9 million increase, however, increased efficiency and utilization of labor resulted in $10.2 million or reduction of effective labor rate per block hour of 13.1%.

Aircraft fuel decreased by $5.6 million, from $29.5 million to $23.8 or 19.2%, the volume of Charter hours decreased by 26.7% or $7.8 million. This was offset by an increase in base jet fuel of approximately 10.3% or $2.2 million.

Maintenance, materials, and repairs increased by $4.6 million, from $8.6 million to $13.2 million, or 53.6%. An increase of $0.6 million was due to a severe weather event that damaged two parked aircraft, multiple bird strikes across several aircraft and damage caused by a third-party vendor. Another $3.2 million cost increase was primarily due to volume from the increase in both the number of aircraft to 18 aircraft and the number of block hours flown which increased 8,556 or 47% from 18,072 to 26,628 block hours. Another, $0.8 million increase is due to a rate per block hour increase of 6.3% from $431 per block hour to $458 per block hour.

Depreciation and amortization increased $4.0 million, from $2.3 million to $6.3 million or 173.5%, driven by assets acquired to support our airport operations. These assets include, but are not limited to, aircraft deliveries secured on capital leases, computers, software, and rotable inventory.

Contracted ground and aviation services decreased by $0.9 million from $20.5 million to $19.6 million, or 4.4%. A rate increase of 32.5% per block hour drove an increase of $4.8 million. This was offset by lower charter block hours by 27.8%, which drove a reduction of $5.7 million.

Travel increased $2.8 million, from $8.3 million to $11.1 million or 34.1%. The primary driver of increased travel expense was the growth of our government agency business which required a greater than normal number of crews to be reposition and put in hotels than normal in order to rapidly respond to the demand. Throughout the year we expanded local hiring in those key bases and the reliance on travel dropped and is a cost that will be a continued focus in 2025.

Insurance increased $1.2 million, from $5.0 million to $6.2 million or 34.1%, primarily related to the increase in the number of aircraft.

Aircraft rent increased $24.0 million, from $33.6 million to $57.6 million or 71.5%, primarily due to the increase in the average number of aircraft from 10.6 to 16.4 aircraft in the fleet. $18.4 million or 76.5% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $5.6 million or 23.5% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating loss decreased $14.7 million, from an operating loss of $15.8 million to $1.1 million, or an 84.7% improvement. In addition, operating loss as a percentage of revenue improved from (9.9%) to (0.5%), a 9.4% improvement. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. There are a few factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 39.5%, from $4,317 per block hour to $5,992 per block hour, while Charter rate per block hour is up 16.7% from $10,826 per block hour to $12,590 per block hour. The second factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $2,705 to $2,352 per block hour, an 13.1% reduction. There were also savings on a per block hour basis in travel, insurance, and general overhead expenses (other) which combined with the other factors drove the improvement. This improvement was, in spite of the impact of the events in September, that effectively took almost 35% of the passenger fleet offline for almost two weeks. This included a severe weather event damaging two parked aircraft, multiple bird strikes across three different aircraft and a third-party vendor who severely damaged an aircraft during a routine check. A number of these are insurable events, but the impact to revenue was significant and the estimated impact to operating loss is over $5.0 million. Also, negatively impacting results. Our Cargo business continued to underperform which also served as a multimillion dollar drag to earnings in 2024. In addition, there were $2.9 million in costs incurred related to the return of one aircraft and the guarantee of the Canada Jetlines aircraft that negatively impacted the operating loss and will not be repeated in 2025.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income):

	Year Ended December 31,
Non-Operating Expenses (Income)	2024	2023	Inc/(Dec)	% Change

Interest Expense	$8,955	$4,916	$4,039	82.2%
Total Non-Operating Expenses (Income)	$8,955	$4,916	$4,039	82.2%

Interest expense, net increased $4.0 million from $4.9 million to $8.9 million driven mainly by the interest payable on the debentures issued in 2023.

Net Loss

Net Loss due to events noted above, decreased by $9.4 million or 45.2%, from a net loss of $20.8 million in 2023 to $11.4 million in 2024.

Liquidity and Capital Resources

The most significant liquidity events during 2024 were as follows:

Operating Activities. For 2024, net cash provided by operating activities increased $9.5 million to $8.1 million, consisting primarily of $21.2 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $5.3 million of increase in accounts payable, $3.2 million of decrease in accounts receivable, $0.4 million of decrease in prepaid expenses and other current assets, $3.0 million in interest on finance leases, $1.7 million of share-based payments and $0.5 million of credit losses. These were partially offset by $14.4 million of increase in operating leases obligations, $1.3 million of decrease in accrued liabilities and other liabilities, $0.4 million of increase of assets held for sale and $11.4 million of net loss. For 2023, net cash used in operating activities decreased $2.2 million to $1.4 million, consisting primarily of $11.4 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $17.4 million of increase in accrued liabilities and other liabilities, $2.4 million of increase of accounts payables, $1.7 million of decrease in assets held for sale, $2.5 million of share-based payments and $0.4 million in interest on finance leases. These were partially offset by $20.8 million of net loss, $7.7 million of increase in accounts receivable, $7.9 million of increase in operating lease obligations and $0.3 million of increase in prepaid expenses and other current assets.

As of December 31, 2024, the Company had approximately $12.3 million in unrestricted cash and cash equivalents and approximately $1.7 million in restricted cash, an increase and decrease of approximately $0.7 million and $4.4 million, respectively, from December 31, 2023. The changes were primarily due to new aircraft deliveries, deposits, and net loss in operations. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of December 31, 2024, the Company had total of $19.9 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of December 31, 2024, the Company had total of $100.3 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, respectively, and approximately $29.7 million in notes payable included in the non-current liabilities presented in the Company’s Consolidated Balance Sheet. The Company finished 2024 with fourteen passenger aircraft and four cargo aircraft and expects the fleet to increase to nineteen passenger aircraft and remain at four cargo aircraft by the end of 2025. To achieve the number of aircraft deliveries in 2025, the Company currently has four aircrafts under lease with partial or total deposits paid and one aircraft under binding agreements that are subject to execution of definitive lease documentation and fulfillment of certain closing conditions.

Investing Activities. For 2024, net cash used for investing activities decreased $3.2 million to $10.0 million, consisting of $2.8 million of decrease of deposit, deferred costs and other assets and $7.2 million of purchases of property and equipment. For 2023, net cash used for investing activities increased $8.0 million to $13.2 million, consisting of $9.1 million of increase of deposit, deferred costs and other assets and $4.0 million of purchases of property and equipment.

Financing Activities. For 2024, net cash used in financing activities was $1.7 million, consisting of $1.8 million of Principal payments on finance leases and $0.2 million of Noncontrolling interest dividends paid, partially offset by $0.3 million from Proceeds on issuance of shares. For 2023, net cash provided by financing activities was $26.8 million, consisting primarily of net proceeds of approximately $24.9 million from note payable, and $1.9 million from Proceeds on issuance of shares.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had no off-balance sheet arrangements.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07 – Improvements to Reportable Segment Disclosures – Amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2023-07 as of December 31, 2024, which did not materially impact the Company’s consolidated financial statements. Refer to our significant accounting policies below for the impact of adoption.

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

In March 2024, the FASB issued ASU 2024-01 – Compensation-Stock Compensation – Amendments to improve generally accepted accounting principles (GAAP) by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Management expects no significant impact after adoption of the new standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Crossing Airlines Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Crossing Airlines Group, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited operating history, and has a working capital deficit as of December 31, 2024, and these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 6, 2025

We have served as the Company’s auditor since 2020.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	December 31, 2024	December 31, 2023
Current Assets
Cash and cash equivalents	$12,345	$11,596
Restricted cash	1,698	6,080
Accounts receivable, net of allowance	6,678	10,181
Prepaid expenses and other current assets	2,142	2,552
Current assets held for sale	489	184
Total Current Assets	23,352	30,593
Property and equipment, net	10,308	5,525
Finance leases, net	27,489	4,108
Operating lease right-of-use assets	89,809	76,881
Deposits	11,552	12,506
Other assets	4,229	1,717
Total Assets	$166,739	$131,330
Current liabilities
Accounts payable	$12,568	$7,481
Accrued liabilities	20,418	17,465
Deferred revenue	8,903	9,896
Customer deposits	4,080	3,935
Current portion of long-term operating leases	16,479	13,650
Current portion of finance leases	3,434	599
Total current liabilities	65,882	53,026
Other liabilities
Note payable, net of debt issuance costs	29,729	29,175
Long-term operating leases	75,128	65,158
Long-term finance leases	25,182	3,292
Other liabilities	286	546
Total other liabilities	130,325	98,171
Total Liabilities	$196,207	$151,197
Commitments and Contingencies (Note 7)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 200,000,000 authorized; 61,758,727 and 58,925,871 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$60	$59
Additional paid-in capital	40,951	38,943
Retained deficit	(70,566)	(59,094)
Total Company's stockholders’ deficit	(29,555)	(20,092)
Noncontrolling interest	87	225
Total stockholders’ deficit	(29,468)	(19,867)
Total Liabilities and Deficit	$166,739	$131,330

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenue	$223,751	$160,122
Operating Expenses
Salaries, Wages, & Benefits	67,787	54,057
Aircraft Fuel	23,828	29,476
Maintenance, materials and repairs	13,210	8,603
Depreciation and amortization	6,271	2,293
Contracted ground and aviation services	19,599	20,507
Travel	11,174	8,334
Insurance	6,189	5,009
Aircraft Rent	57,677	33,632
Other	19,144	14,079
Total Operating Expenses	$224,879	$175,990
Operating Loss	(1,128)	(15,868)
Non-Operating Expenses
Interest Expense	8,955	4,916
Loss in Canada Jetlines Operations Ltd.	1,300	-
Total Non-Operating Expenses	10,255	4,916
Loss before income taxes	(11,383)	(20,784)
Income tax expense	2	2
Net Loss	(11,385)	(20,786)
Net Income attributable to Noncontrolling Interest	87	225
Net Loss attributable to the Company	(11,472)	(21,011)
Loss per share:
Basic	$(0.19)	$(0.37)
Diluted	$(0.19)	$(0.37)
Weighted average number of shares outstanding	60,359,587	56,763,879

Fully diluted shares outstanding	60,359,587	56,763,879

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twelve Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,385)	$(20,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	6,271	2,293
Credit losses	482	6
Loss on sale of property	—	136
Loss (gain) on sale of spare parts	173	(433)
Amortization of debt issue costs	649	902
Amortization of operating lease right of use assets	14,300	8,173
Share-based payments	1,680	2,465
Interest on finance leases	3,043	435
Changes in assets and liabilities:
Accounts receivable	3,241	(7,746)
Assets held for sale	(364)	1,666
Prepaid expenses and other current assets	410	(322)
Accounts payable	5,276	2,365
Accrued liabilities and other liabilities	2,104	17,153
Operating lease obligations	(14,430)	(7,928)
Other liabilities	(3,379)	242
Net cash provided by (used in) operating activities	8,071	(1,379)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(2,775)	(9,144)
Purchases of property and equipment	(7,218)	(4,042)
Net cash used in investing activities	(9,993)	(13,186)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,815)	(480)
Noncontrolling interest dividends paid	(225)	—
Proceeds on issuance of shares	329	1,872
Repayment of notes payables	—	(9,902)
Proceeds from note payable	—	35,290
Net cash (used in) provided by financing activities	(1,711)	26,780
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,633)	12,215
Cash, cash equivalents and restricted cash - beginning of the period	17,676	5,461
Cash, cash equivalents and restricted cash - end of the period	$14,043	$17,676
Non-cash investing and financing activities
Reclass of Property and equipment to offsets current assets held for sale and other current assets (insurance receivable)	$653	$-
Right-of-use (ROU) assets acquired through operating leases	$27,229	$57,101
Equipment acquired through finance leases	$26,619	$1,915
Note Payable reductions through accounts receivable from sale of Assets held for sale	$-	$145
Cash paid for
Interest	$8,137	$753

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total

Beginning – January 1, 2023	53,440,482	$53	$30,774	$(38,083)	$(7,256)	$-	$(7,256)
Issuance of shares – warrants and options exercised	2,877,083	3	1,422	—	1,425	—	1,425
Warrants issued	—	—	3,838	—	3,838	—	3,838
Issuance of shares - share based compensation on RSUs	1,803,992	2	2,383	—	2,385	—	2,385
Issuance of shares - ESPP	804,314	1	526	—	527	—	527
(Loss) income for the period	—	—	—	(21,011)	(21,011)	225	(20,786)
Ending – December 31, 2023	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	2,080,648	1	1,621	—	1,622	—	1,622
Issuance of shares - ESPP	752,208	—	387	—	387	—	387
Dividends declared to noncontrolling interest	—	—	—	—	—	(225)	(225)
(Loss) income for the period	—	—	—	(11,472)	(11,472)	87	(11,385)
Ending – December 31, 2024	61,758,727	$60	$40,951	$(70,566)	$(29,555)	$87	$(29,468)

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2024 and 2023

(In thousands, except share and per share data)

1. NATURE OF OPERATIONS AND GOING CONCERN

Global Crossing Airlines Inc. (the “Company” or “GlobalX”) was incorporated under the laws of British Columbia and continued as a Federal corporation pursuant to the Canada Business Corporations Act effective February 28, 2017. During the year ended December 31, 2020, the Company completed a business acquisition pursuant to which it acquired all of the issued and outstanding shares of Global Crossing Airlines, Inc. (“Global USA”), a Delaware corporation. For financial reporting purposes, the Company is considered a continuation of Global USA, the legal subsidiary, except with regard to authorized and issued common stock which is that of the Company, the legal parent. On December 22, 2020, the Company changed its jurisdiction of incorporation from the province of British Columbia, Canada to the State of Delaware. The U.S. Domestication was required for the Company to complete its charter licensing process and will also reflect the Company’s U.S.-business and operations. The Company’s principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and charter services “Charter” serving the US, Caribbean and Latin American markets. The Company’s shares trade on the CBOE Canada (the “Exchange” or “CBOE CA”) under the symbol “JET” and the OTCQB under the symbol “JETMF.”

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2024, the Company had a working capital deficit of $42.5 million and retained deficit of $70.6 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and the following subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Certain reclassification and format changes have been made to prior year amounts to conform to the 2024 presentation.

Subsidiaries Name	Place of incorporation	Interest %	Principal activity
Global Crossing Airlines Holdings, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Group Inc	Holding company
Global Crossing Airlines, Inc	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc	US 121 Charter company
GlobalX Travel Technologies, Inc	Delaware, United States	80% ownership by Global Crossing Airline Holdings Inc	Acquire and develop travel technology
UrbanX Air Mobility, Inc	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc	Air Charter operator
Global Crossing Airlines Operations, LLC	Florida, United States	100% ownership by Global Crossing Airlines Inc	Operating Company
LatinX Air S.A.S.	Ecuador	100% ownership by Global Crossing Airlines Inc	Air Charter operator
GlobalX Air Tours, LLC	Florida, United States	100% ownership by Global Crossing Inc	Air Charter service
Charter Air Solutions, LLC	Montana, United States	80% ownership by the Global Crossing Airlines Holdings Inc.	Charter Broker

Investment in Top Flight:

On September 18, 2023, the Company acquired 80% of Charter Air Solutions, LLC ("Top Flight"). Top Flight was established on February 8, 2023 and had no significant transactions from the date of formation to the acquisition date. The balance sheet and operating activity of Top Flight are included in the Company's consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to noncontrolling interests as equity within our Consolidated Balance Sheets. As of December 31, 2024, Top Flight figures did not materially impact the consolidated financial statements of the Company.

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

Restricted Cash

As of December 31, 2024 and 2023, restricted cash of $1.7 and $6.1 million, respectively, were being held by a financial institution as security for future flights.

Accounts Receivable

Accounts Receivable are recorded at the amount due from customers and do not bear interest. The Company determines its allowances for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. During the years ended December 31, 2024 and 2023, the Company recorded $0.5 million and $6 thousand, respectively, of provision for allowance for credit losses. In addition, as of December 31, 2024 and 2023, the Company presented $0.6 million and $0.1 million, respectively, as allowance for credit losses net in Accounts Receivable on the Consolidated Balance Sheets.

Assets held for sale

Assets held for sale mostly consist of the purchased airframe parts from used Airbus 320 bearing manufacturer's serial number 2090 as completed on sales agreement entered on March 2, 2022. Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at December 31, 2024. They were recorded at average cost and are expensed when sold, used or consumed. An allowance for obsolescence on aircraft airframe parts is recorded when impaired to reduce the carrying costs to lower of cost or net realizable value. The Company monitors resale values for its assets held for sale on a recurrent basis using various qualitative and quantitative matters including analysis of current sales, estimates obtained from outside vendors, physical counts, internal discussions, among others. As of December 31, 2024, the Company did not identify items that were obsolete and recorded a $0 allowance for obsolete items on the Consolidated Balance Sheet.

Intangible Assets

The Company entered in an agreement on September 21, 2023, to invest $0.5 million in the purchase 54,000 carbon offsets from Karbon-X to be paid monthly over 36 months from October 1, 2023, to September 1, 2026. Carbon offsetting involves compensating for carbon emissions by investing in projects that reduce or remove an equivalent amount of greenhouse gases from the atmosphere. This initiative aligns with the Company's goal to balance its carbon footprint and contribute to environmental sustainability through supporting various projects such as renewable energy initiatives and afforestation programs. The carbon offsets intangibles were initially measured at cost and carried at cost less any accumulated amortization.

During the year ended December 31, 2024, in a shift of Company’s strategy, the Company decided to cancel the Karbon-X project, and thus the purchase of the remaining unpaid 36,000 carbon offsets. As a result, during the year ended December 31, 2024, the Company adjusted intangible asset cost and related liabilities for $0.3 million. No cost was incurred because of the cancellation of the carbon offsets.

As of December 31, 2023, the Company had $0.4 million of intangible asset cost and accumulated amortization of $38 thousand, which is presented in the “Deposits and Other Assets” on the Consolidated Balance Sheet.

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

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses will be reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. As of December 31, 2024 and 2023, Lessor Maintenance Deposits totaled $2.1 million and $0.9 million, respectively, and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets.

Heavy Maintenance

The Company accounts for heavy maintenance costs for airframes and engines using the deferral method. Under this method, expense recognition of scheduled heavy maintenance events is deferred and amortized over the estimated period until the next scheduled heavy maintenance event is required. During the year ended December 31, 2024, the Company incurred amortization expense of $1.1 million with respect to heavy maintenance costs and had $2.9 million in deferred maintenance costs as of December 31, 2024. During the year ended December 31, 2023, the Company incurred amortization expense of $0.8 million with respect to heavy maintenance costs and had $1.7 million in deferred maintenance costs as of December 31, 2023.

Property & Equipment

Property and equipment are recorded at cost at the Acquisition Date and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

Leasehold Improvements, Aircraft, other	1-10 years (or life of lease, if shorter)
Office and Ground Equipment	5 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases	5-30 years (or life of lease, if shorter)
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 53 months

Modifications that enhance the operating performance or extend the useful lives of leased airframes are considered leasehold improvements and are capitalized and depreciated over the economic life of the asset or the term of the lease, whichever is shorter.

The components of property and equipment, net are as follows:

	December 31,
	2024	2023
Rotable Parts	$6,657	$3,069
Computer Hardware and Software	1,303	1,477
Leasehold Improvements, Aircraft, Other	2,880	972
Office and Ground Equipment	1,289	634
Less: Accumulated Depreciation	(1,821)	(627)
Total Property and Equipment, Net	$10,308	$5,525

During the years ended December 31, 2024 and 2023, depreciation of property and equipment was $1.8 million and $0.9 million, respectively.

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

Evaluation of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third- party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2024 and 2023.

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

Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in the Consolidated Statements of Operations.

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

Finance Leases

Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy presented in the property & equipment table above.

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

Deferred Revenue

Deferred Revenue represents revenue prepayments. Customers pay in advance of their flights and the funds are held as Deferred Revenue until the flight takes place. Charter customers typically pay a 10% deposit upon signing a contract and the remainder 30 days before the flight. If the contract is signed less than 30 days from the date of the flight, the entire amount is collected upon signing. ACMI customers typically pay 1 week in advance other than the government contracts which pay approximately 2 weeks in arrears.

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

Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it conducts its business through one reportable and one operating segment by providing charter customized, non-scheduled passenger and cargo air transport services with narrow-body Airbus A320 and A321 family aircraft. The financial results of the Company’s operations are managed and reported to the President and Chief Financial Officer (CFO), who together are considered the Company’s chief operating decision maker (CODM), who review financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources. Net income (loss) is our primary measure of profit or loss, as presented on our Consolidated Statements of Operations. The CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

3. EQUITY INVESTMENTS

Investment in Canada Jetlines Operations Ltd.:

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX shareholders. At that time, GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method.

On September 11, 2024, Canada Jetlines Operations Ltd. filed an Assignment in Bankruptcy after finding that it would be unable to secure financing to continue with its Proposal under the Bankruptcy and Insolvency Act. BDO Canada Limited was assigned as Trustee of the bankrupt estate. Prior to bankruptcy, the Company held approximately 7% ownership of Jetlines. As a result of the filing, Jetlines shares were deemed to be worthless with its outstanding shares cancelled in accordance with its Proposal under the Bankruptcy and Insolvency Act.

The Company had provided a guarantee for one of their aircraft and as a result it settled a $1.3 million obligation with lessor of related aircraft during the year ended December 31, 2024, as recorded in current liabilities and non-operating expenses on the Company’s Consolidated Balance Sheet and Statement of Operations, respectively.

4. DEFERRED FINANCING FEES AND DEBT ISSUANCE COSTS

In relation to the Company’s Subscription Agreement pursuant to which the Company sold $6.0 million of its note (Note 12) the Company capitalized $2.2 million of debt issuance costs. These costs are initially capitalized on the consolidated balance sheet as debt issuance costs and amortized to interest expense using the effective interest method. In addition, the Company paid the $6.0 million of Note Payable plus accrued interest due for Subscription Agreement. As a result, the Company expensed the full outstanding amount capitalized as debt issuance costs of $0.9 million during the year ended December 31, 2023.

On the new $35.0 million Subscription Agreement, the Company also capitalized $6.9 million of debt issuance costs. These costs are also initially capitalized on the Consolidated Balance Sheets as debt issuance costs, net of Note Payable and amortized to interest expense using the effective interest method. The Company amortized $0.6 million and $0.2 million of the related debt issuance costs during the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024 and 2023, debt issuance costs totaled $6.0 million and $6.6 million, respectively, and are included in Note Payable, net of debt issuance costs in the Consolidated Balance Sheets.

5. LEASES

As of December 31, 2024, and 2023, the Company operated 18 and 14 leased aircraft, respectively, which are accounted for under operating lease agreements with ranging terms of 10 months to 10 years. Leases with an initial term of 12 months or less will be recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. These leases primarily relate to the Company’s lease agreements for the month-to-month agreement for office space and leases for office equipment.

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

For the year ended December 31, 2024, we had 46 aircraft support equipment capitalized within our Consolidated Balance Sheet with useful lives between 1 and 30 years. All aircraft support equipment were financed through finance and operating leases with terms between 1 and 7 years. Related right-of-use assets and lease liabilities are recorded at the present value of fixed lease payments over the lease term. Amortization of the equipment under finance and operating leases is on a straight-line basis over the lease term and is included in Depreciation and amortization in our Consolidated Statement of Operations. Residual values for equipment are estimated to be from 0% to 77%. Some of our finance leases include optional renewal periods. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised, as the initial lease term of the related lease is for all or most of the useful life of the equipment and thus renewal periods are not included in the lease term, nor any related payments are reflected in the finance lease assets and finance lease liabilities.

The following table presents lease costs related to the Company’s finance and operating leases in thousands:

	For The Year Ended December 31,
	2024	2023
Finance lease cost
Amortization of leased assets	$3,238	$530
Interest of lease liabilities	3,043	435
Operating lease cost
Operating lease cost (1)	25,517	8,173
Short-term lease cost (2)	1,516	1,316
Total lease cost	33,314	10,454

(1) Expenses are classified within Aircraft Rent on the Company's Consolidated Statements of Operations.

(2) Expenses are classified within Other on the Company's Consolidated Statements of Operations.

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

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	5.92 years	6.14 years
Finance leases	6.34 years	5.22 years
Weighted-average discount rate
Operating leases	13.96%	13.03%
Finance leases	14.76%	12.53%

The table below presents cash and non-cash activities associated with our leases in thousands:

	For The Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,430	$7,928
Operating cash flows from finance leases	3,043	435
Financing cash flows from finance leases	1,815	480

Future minimum lease payments under finance and operating lease liabilities in thousands with initial terms in excess of one year are as follows:

	Finance Leases	Operating Leases
2025	7,337	27,835
2026	7,342	24,474
2027	7,163	22,016
2028	6,484	16,232
2029	6,217	13,820
2030 and thereafter	8,663	30,592
Total minimum lease payments	43,206	134,969
Less amount representing interest	(14,590)	(43,362)
Present value of minimum lease payments	28,616	91,607
Less current portion	(3,434)	(16,479)
Long-term portion	$25,182	$75,128

We also lease office space and office equipment for our headquarters, airport facilities, and certain airport gate facilities and maintenance facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

6. COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements, and financing arrangements.

On January 4, 2024, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircraft. The Company financed $4.6 million of the total premium amount of $5.0 million at a rate of 6.88% interest. The down payment of $0.6 million and the first monthly installment was paid at time of signing.

On January 13, 2023, the Company entered into a premium finance agreement with a financial institution to finance a 12-month hull insurance policy for its aircraft. The Company financed $3.6 million of the total premium amount of $4.1 million at a rate of 5.45% interest. The down payment of $0.4 million was paid at time of signing.

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

7. CAPITAL COMMITMENTS

GEM Global Yield LLC SCS

The Company entered into an agreement with GEM Global Yield LLC SCS ("GEM"), the private alternative investment group to provide the Company with up to CND $100.0 million over a 36-month term following the closing of the Transaction (the “Facility”). The initial CAD $100.0 million is in the form of a capital commitment that allows the Company to draw down funds during the 36-month term by issuing shares to GEM (or such persons as it may direct) and subject to share lending arrangement(s) being in place. The purchase price of the shares to be sold is set at (i) 90% of the recent average daily closing price of the Company’s common stock on the TSX Venture Exchange or (ii) the floor price set by the company for each drawn down. The Company is not permitted to make a draw-down request in an amount that exceeds (i)1000% of the average daily trading volume of the Company’s stock for the 15 trading days preceding the draw-down date or (ii) 90% of the closing price on the trading day immediately prior to the issue or the relevant draw down notice and then added to the aggregate purchase price of all the common shares subscribed for pursuant to all prior closings would not exceed the total facility. GEM may accept or reject such drawn down notice based on various conditions described in the agreement. On July 8, 2020 the TSX Venture Exchange provided approval for the Facility.

The Company entered into a promissory note to pay GEM Yield Bahamas Limited a fee equal to two percent (2%) of the aggregate purchase price, being $2.0 million CAD ($1.4 million USD). The fee is payable, whether or not any draw down notices have been delivered, as follows: the first 25% of the fee shall be paid within 12 months from the date of the agreement; an additional 25% of the fee shall be paid within 18 months from the date of the agreement and the rest of 50% of the fee shall be paid within 24 months from the date of this agreement. The note bears interest at 5 percent above the base rate of Barclays Bank PLC as per the promissory note. The note was recorded as a deferred finance cost on the consolidated balance sheet.

In addition, on July 10, 2020, pursuant to the terms of the Facility, the Company issued 2,106,290 warrants to GEM exercisable at a price of CAD $0.50 per share until May 4, 2023. The initial fair value of the warrants was recorded as prepaid financing fee in the amount of $1.4 million. On June 28, 2021, GEM and the Company agreed to adjust the terms of the warrants. Under the adjustment agreement, the exercise price of the warrants was changed from CAD $0.50 per share to USD $0.39 per share. In addition, the number of warrants granted was adjusted due to the Arrangement Agreement (Note 1) under which the Company transferred 75% of the shares of Jetlines to shareholders of the Company. Accordingly, the number of warrants was adjusted from 2,106,290 to 2,182,553. The warrants were remeasured at the adjustment date using the Monte Carlo pricing model, assuming an expected life of 1.85 years, a risk-free interest rate of 0.22%, an expected dividend rate of 0.00%, stock price of $2.03 and an expected annual volatility coefficient of 74.7%.

On October 1, 2021, GEM Global Yield LLC SCS ("GEM"), filed initial pleadings in the Supreme Court of the State of New York, County of New York, claiming the Company breached the share subscription agreement between the parties by failing to pay a $0.5 million fee due on May 4, 2021. GEM requested repayment in full of the CAD $2.0 million promissory note issued by the Company to GEM plus accrued interest and costs and expenses related to collection. On January 18, 2023, the Court granted summary judgment in favor of GEM. On March 29, 2023, Global Crossing Airlines and GEM entered a final settlement which included a payment plan for the $2.0 million CAD free of interest and costs and expenses related to collection over nine months plus the extension of the agreement for 12 months. Upon final payment GEM agrees to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due per final settlement and the Company had no outstanding balance as of December 31, 2023. In addition, the Company expensed the full outstanding amount capitalized as deferred financing costs of $2.8 million as of December 31, 2023.

On March 4, 2024, Global Crossing Airlines and GEM decided to extend the length of the Facility by 12 months and the new expiration date is March 4, 2025.

8. INCOME TAXES

The Company’s effective tax rate for the years ended December 31, 2024 and 2023 was 0%. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

The following table summarizes the significant components of the provision for income taxes from continuing operations:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Federal:
Current	$—	$—
Deferred	(2,126)	(4,215)
State:
Current	2	30
Deferred	(255)	(690)
Change in valuation allowance	2,381	4,877
Total income tax provision	$2	$2

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the Year Ended December 31,2024	For the Year Ended December 31, 2023
Expected provision at Federal statutory tax rate	21.00%	21.00%
State tax expense, net of Federal benefit	2.17%	3.17%
Change in valuation allowance	(20.80)%	(23.35)%
Permanent difference	(2.05)%	(0.73)%
Other	(0.34)%	(0.24)%

Total	(0.02)%	(0.15)%

The following table summarizes the significant components of the Company’s deferred taxes:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Deferred tax assets (liabilities):
Net operating loss	$13,109	$12,090
Share based compensation	248	472
Disallowed interest	3,770	1,573
Allowance for doubtful accounts	141	23
Lease accounting	138	304
Unrealized Loss	14	14
Depreciation	(1,501)	(938)
Total deferred tax assets (liabilities)	$15,919	$13,538

Less valuation allowance	(15,919)	(13,538)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2024 and 2023, the Company has net operating losses available for deduction against future taxable income of $54 million and $49 million, respectively. The net operating losses do not expire and may be carried forward indefinitely. The amount of state NOLs available equals the amount of federal NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It was concluded on a more-likely-than-not basis that the Company’s deferred tax assets were not realizable as of December 31, 2024. Accordingly, a valuation allowance of $15.9 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2024 from 2023 was an increase of $2.4 million.

The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.

The Company files income tax returns in the United States and the States of Florida, California, Georgia, Indiana, Kentucky, New Jersey, New York, Texas, Virginia, North Carolina, Pennsylvania, and Tennessee. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal and state income tax purposes, the Company’s 2021, 2022 and 2023 tax returns remain open to examination.

9. FAIR VALUE MEASUREMENTS

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

As of December 31, 2024 and 2023, the Company's assets' and liabilities' carrying values approximate to their fair values.

10. WARRANTS

On August 2, 2023, the Company issued 10,000,000 warrants with $1.00 exercise price in connection with the financing arrangement entered into with Secured Notes. The warrants allow the holder to purchase common stock at an exercise price equal to $1.00 per share at any time on or after their issuance date and on or prior to June 30, 2030. At time of issuance, the Company determined that the warrants had a fair value of $4.3 million and required classification as equity. On December 21, 2023, the total warrants increased by 142,874 warrants with an exercise price of US$1.00 per warrant in connection with Secured Notes amendment as described on footnote 11. The additional warrants had an estimated fair value of approximately $8 thousand and they were classified as equity in the Consolidated Balance Sheets as of December 31, 2023 and 2024.

The fair value of the warrants were measured using the Monte Carlo pricing model. Significant inputs into the model as of August 2, 2023 are as follows:

Monte Carlo Assumptions	August 2, 2023

Exercise price	$1.00
Warrant expiration date	June 30, 2030
Stock price	$0.85
Interest rate (annual) (1)	4.21%
Volatility (annual) (2)	50.0%
Remaining term (years)	6.91
Annualized dividend yield (3)	0%

11. NOTE PAYABLE

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

As of December 31, 2023, the Company received $2.5 million from the loan and this balance was paid off in connection with the new $35.0 million secured notes closed on August 2, 2023. In addition, proceeds from these notes were used to pay pre-existing Subscription Agreement of $6.0 million and the outstanding balance related to debt costs and discounts of approximately $945 thousand was written off.

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

The Company determined that the terms of the warrants issued in the financing require the warrants to be classified as equity. Accordingly, upon issuance, the Company allocated and recorded debt issuance costs of $3.8 million related to warrants based on the relative fair value of the debt instrument along with a corresponding credit to additional paid in capital. As the warrants are classified as equity warrants the Company will not remeasure the warrants each accounting period.

The debt issuance costs resulting from the warrants along with other direct costs of the financing will be amortized to interest expense using the effective interest method. See footnote 10 of the Company's consolidated financial statements for more details of warrants.

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

Notes Payable is comprised of the following:

	2024	2023
Subscription Agreement	$35,684	$35,684
Less unamortized debt issuance costs, noncurrent	(5,955)	(6,509)
Total carrying amount	29,729	29,175
Less current maturities	—	—
Total long-term Note Payable	$29,729	$29,175

12. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL AUTHORIZED

The Company has authorized share capital of 200,000,000 shares of common stock, par value $0.001 per share.

On July 12, 2021 the Company completed a share capital reorganization creating a new class of shares, Class B non-voting shares. As of December 31, 2023, the Company had 40,420,350 common shares, 5,537,313 Class A common shares, and 12,968,208 Class B non-voting shares outstanding. As of December 31, 2024, the Company had 44,667,815 common shares, 5,537,313 Class A common shares, and 11,553,599 Class B non-voting shares outstanding.

Share issuance

During the year ended December 31, 2024:

•
The Company issued 2,080,648 common stock shares pursuant to 2,080,648 RSUs.
•
The Company issued 752,208 common stock shares for net proceeds of $386,770 pursuant to the Employees Stock Purchase plan.

During the year ended December 31, 2023:

•
The Company issued 2,727,083 common shares for net proceeds of $1,358,113 pursuant to the exercise of 2,727,083 share purchase warrants.
•
The Company issued 1,803,992 common stock shares pursuant to 1,723,650 RSUs.
•
The Company issued 150,000 common stock shares for net proceeds of $68,182 pursuant to the exercise of stock options.
•
The Company issued 804,314 common stock shares for net proceeds of $446,564 pursuant to the Employees Stock Purchase plan.

Share purchase warrants

The following is a summary of share purchase warrants activities during the years ended December 31, 2024 and 2023:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2023	19,633,911	$1.18
Issued	10,142,874	1.00
Exercised	(2,727,083)	0.48
Expired	(4,530,808)	0.99
Outstanding December 31, 2023	22,518,894	$1.35
Issued	—	—
Exercised	—	—
Expired	(4,786,130)	1.24
Outstanding December 31, 2024	17,732,764	$1.21

As of December 31, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	USD$1.50	1.33	April 29, 2026
10,195,451	USD$1.00	5.50	Jun 30, 2030
17,732,764

As of December 31, 2023, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
4,838,707	USD$1.24	0.24	March 28, 2024
7,537,313	USD$1.50	2.33	April 29, 2026
10,142,874	USD$1.00	6.50	June 30, 2030
22,518,894

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

The following is a summary of stock option activities for the years ended December 31, 2024 and 2023:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2023	820,668	$0.25	$0.48
Granted	—	—	—
Exercised	(150,000)	0.48	0.16
Forfeited	(200,000)	0.25	0.57
Outstanding December 31, 2023	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	(224,001)	0.31	0.46
Outstanding December 31, 2024	246,667	$0.25	$0.67

As of December 31, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
246,667	246,667	$0.25	—	June 23, 2025
246,667	246,667

As of December 31, 2023, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
420,668	420,668	$0.25	1.48	June 23, 2025
50,000	50,000	$0.62	1.73	September 23, 2025
470,668	470,668

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

There were no stock options granted during the years ended December 31, 2024 and 2023.

Restricted share units

The Company grants restricted share units (“RSUs”) to directors, officers, employees and consultants as compensation for services, pursuant to its Amended RSU Plan (the “RSU Plan”). One restricted share unit has the same value as a Voting Share. The number of RSUs awarded and underlying vesting conditions are determined by the Board of Directors in its discretion.

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Voting Shares from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a Voting Share, calculated as the closing price of the Voting Shares on the CBOE CA for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

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

The following is a summary of RSU activities for the years ended December 31, 2024 and 2023:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2023	3,305,837	$1.14
Granted	4,351,944	0.91
Vested	(1,741,152)	0.87
Forfeited	(860,361)	0.88
Outstanding December 31, 2023	5,056,268	$0.98
Granted	4,010,000	0.52
Vested	(2,080,648)	1.01
Forfeited	(1,612,247)	0.90
Outstanding December 31, 2024	5,373,373	$0.65

During the years ended December 31, 2024 and 2023, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $1.7 million and $2.5 million, respectively.

The remaining compensation that has not been recognized as of December 31, 2024 and 2023 with regards to RSUs and the weighted average period they will be recognized are $2.4 million and 1.99 years and $3.2 million and 2.02 years, respectively.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are 2 offering periods that the employees make contributions to the plan. The first offering period starts from May 16th to October 31st and the second offering period starts from November 1st to May 15th of each year. Eligible employees may purchase maximum of 10,000 of the Company's common stock per offering through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation and an employee may not purchase more than $25 thousand of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

At the Annual Meeting of Stockholders of Global Crossing Airlines Group Inc. (the “Company”) held on November 22, 2024 (the “2024 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Employee Stock Purchase Plan

(the “Plan”). The amendment was approved by Company’s Board of Directors, subject to the approval of Company’s stockholders, and became effective with such stockholder approval on November 22, 2024.

As a result of such stockholder approval, the Plan was amended to increase the number of shares authorized for issuance under the Plan by 3,000,000 shares (from 1,000,000 shares to 4,000,000 shares).

During 2024 and 2023, the Company issued 752,208 and 804,314 common shares issued under the ESPP and recorded Proceeds on issuance of shares of $0.3 million and $1.9 million, respectively.

As of December 31, 2024 and 2023, total recognized equity-based compensation costs related to ESPP were approximately $0.1 million.

ESPP payroll contributions accrued at December 31, 2024 and December 31, 2023 totaled $0.1 million, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

13. LOSS PER SHARE

Basic earnings (loss) per share, which excludes dilution, is computed by dividing Net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to share based awards is calculated by applying the treasury stock method.

The following table shows the computation of basic and diluted earnings per share in thousands, except share and per share amounts:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(11,472)	$(21,011)
Denominator:
Weighted average common shares outstanding - Basic	60,359,587	56,763,879
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	60,359,587	56,763,879
Basic loss per share	$(0.19)	$(0.37)
Diluted loss per share (1)	$(0.19)	$(0.37)

(1) There were 17,732,764 warrants, 246,667 options, and 5,373,373 RSUs outstanding at December 31, 2024 and there were 22,518,894 warrants, 470,668 options, and 5,056,270 RSUs outstanding at December 31, 2023. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the years ended December 31, 2024 and 2023 as inclusion would have an anti-dilutive effect.

14. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

As mentioned in footnote 3, on June 28, 2021, the Company completed the spin-out of Jetlines to GlobalX. GlobalX continued to provide back-office support including sharing the costs of the Company’s aircraft fleet management software (TRAX).

As of December 31, 2024 and 2023, amounts due to related parties include the following:

1.
GlobalX earned $39 thousand in 2024 and it was owed $0, respectively, in relation to flights flown and shared TRAX services with Jetlines, respectively. GlobalX earned $181 thousand in 2023 and it was owed $31 thousand in relation to flights flown and shared TRAX services with Jetlines, respectively;

2.
Jetlines earned approximately $1.2 million in 2024 and it was owed $0, respectively, in relation to flights flown by Jetlines for GlobalX. Jetlines earned approximately $0.9 million in 2023 and it was owed $0.1 million, respectively, in relation to flights flown by Jetlines for GlobalX.

As described in footnote 4 above, on August 2 and December 21, 2023, the Company issued Secured Notes of $35.7 million with entity of which its executive remained elected as a member of the Board of Directors of the Company during the last annual shareholders meeting in December 2024.

15. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31 in thousands:

	December 31, 2024	December 31, 2023
Salaries, wages and benefits	$2,954	$2,899
Passenger Taxes	6,254	2,317
Aircraft fuel	993	1,435
Contracted ground and aviation services	1,025	2,200
Maintenance	954	1,081
Aircraft Rent	2,981	3,384
Other	5,257	4,149
Accrued liabilities	$20,418	$17,465

16. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2024 and 2023 in thousands were as follows:

	December 31, 2024	December 31, 2023

Beginning Balance	$9,896	$3,201
Revenue Recognized	(9,896)	(3,201)
Amounts Collected or Invoiced	8,903	9,896
Ending Balance	$8,903	$9,896

The Company has 2 customers that accounted for approximately 40% and 12% of the revenue for the year ended on December 31, 2024 and approximately and 6% and 8% of the revenue for the year ended on December 31, 2023. The Company expects to maintain these relationships with those customers.

17. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

18. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management structured business model to derive revenue from customers from two types of contracts: (1) ACMI and (2) Charter, as discussed in Management Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s President and Chief Financial Officer is the Chief Operating Decision Maker (“CODM”). The Company manages the business activities on a consolidated basis and operates in one reportable segment. The CODM assesses performance for the Company’s single operating segment and decides how to allocate resources based on net income or loss that is also reported on the Consolidated Statement of Operations. Net income is used to monitor actual versus budget results.

Significant expenses within net income or loss, include operating expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income or loss include Interest Expense, Loss in Canada Jetlines Operations Ltd. and Income tax expense. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

19. SUBSEQUENT EVENTS

On April 29, 2024, the Company entered into a lease agreement for one A321F passenger aircraft. The lease commenced on January 31, 2025, and will run through November 15, 2026. Following the expiration date, the aircraft is expected to undergo a passenger-to-freighter conversion and a second lease after completion which will run through an additional 102 months from redelivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

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

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2024. Our Executive Chairman and President & Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended December 31, 2024, except as provided below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting. In response to this material weakness, management implemented the following remediation actions to address the control deficiency identified in 2023.

•
Hired additional finance and accounting resources who possess accounting and reporting technical expertise. A portion of their job responsibilities is to perform reviews, reconciliations and other financial reporting monitoring controls;

•
Developed and delivered training to Executives, other management and finance/accounting resources. The training included a review of management’s and individual roles and responsibilities related to internal controls;

•
Completed a Company’s disclosure checklist covering all application disclosures required under US GAAP and SEC requirements. The results and our management’s action plans were reported to and discussed with the President and CFO during the review of the Quarterly Reports on Form 10-Q for the quarters ended on March 31, June 30, and September 30, 2024.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the 2023 material weakness regarding its internal control over financial reporting associated with the insufficient written policies and procedures for accounting and financial reporting has been remediated as of December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the years ended December 31, 2024 and 2023. We refer to each of them in this section as our “Named Executive Officer” or “NEO.”

Summary Compensation Table

The following table sets forth the annual base salary and other compensation paid to each of the NEOs for the fiscal years ended December 31, 2024 and 2023:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($)(1)	Total ($)
Edward J. Wegel (2)	2024	$194,326	—	—	$194,326
.	2023	350,000	—	254,382	604,382
Former Chairman and Former Chief Executive Officer
Chris Jamroz (3)	2024	184,130	—	—	184,130
Executive Chairman
Ryan Goepel	2024	345,833	75,000	108,333	529,166
.	2023	282,292	—	260,772	543,064
President, Chief Financial Officer

(1)
The amounts reported in the “Stock Awards” column represent grant date fair value of the restricted stock granted to the NEOs during the fiscal years ended December 31, 2024 and 2023 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the restricted stock.
(2)
Mr. Wegel ceased to be Chairman and Chief Executive Officer effective February 5, 2024.
(3)
Mr. Jamroz was appointed Executive Chairman effective February 5, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2024.

	Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Chris Jamroz	3/20/2024	—	—	—	500,000(5)	$230,000
Ryan Goepel	6/23/2020	71,666(3)	0.25	6/23/2025	—	—
	3/16/2023	—	—	—	166,667(4)	76,667
	3/20/2024	—	—	—	150,000(4)	69,000

•
All outstanding options were granted under our Amended Option Plan and all outstanding restricted share units were granted under our Restricted Share Unit Plan.
•
The closing market price of our common stock on the OTCQB on December 31, 2024 was $0.46 per share.

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
•
100% of the restricted share units vest on the one year anniversary of the vesting commencement date, subject to the executive’s continued service to us. These restricted share units are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such restricted share units or fails to provide for the conversion or replacement of such restricted share units with an equivalent award.

The following table sets forth specified information concerning unexercised stock options and restricted stock units for each of the NEOs outstanding as of December 31, 2023.

	Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Edward J. Wegel	6/23/2020	107,333(3)	0.25	6/23/2025	—	$-
.	10/28/2020	—	—	—	12,500	8,713
.	6/11/2021	—	—	—	125,000(4)	75,625
.	3/16/2023	—	—	—	325,000(5)	$196,625
Ryan Goepel	6/23/2020	71,666(3)	0.25	6/23/2025	—	—
	10/28/2020	—	—	—	—	—
	12/14/2020	—	—	—	—	—
	6/11/2021	—	—	—	125,000(4)	75,625
.	3/16/2023	—	—	—	250,000(5)	$151,250

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
(5)
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

Employment Agreements

On September 1, 2021, the Company entered into an employment agreement with Ryan Goepel, the Company’s President and Chief Financial Officer (the “Goepel Employment Agreement”). The Goepel Employment Agreement is for a three year term and provides for a current annual base salary of $400,000 (increased on July 1, 2024) and a target bonus of 100% of his base salaries subject to the Company’s Board approval. Mr. Goepel is entitled to receive severance payments, including one year of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The above description of the terms of the Goepel Employment Agreement is not complete and is qualified by reference to the complete document. The Goepel Employment Agreement was amended on September 26, 2024, to change his title to “President” and the severance period was changed from 12 months to 18 months.

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

Extension of Option Plan Term. Under the rules of the CBOE Canada, it will expire on December 8, 2025, the third anniversary of the date that stockholders last approved the Option Plan.

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
•
increases the maximum option period;
•
modifies the expiry and termination provisions applicable to options granted under the Option Plan; or
•
any other amendment set out in Section 10.12(7) of the CBOE Canada Listing Manual.

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

Shares Available for Awards; Award Limits. The number of shares available for future awards under the Option Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2024, 3,779,960 shares are available for future awards under the Option Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the Option Plan. The number of shares issued or reserved pursuant to the Option Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

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

Extension of RSU Plan Term. Under the rules of the CBOE Canada, it will expire on December 8, 2025, the third anniversary of the date that stockholders approved the RSU Plan.

Amendments to the RSU Plan. The Board may, subject to stockholder approval, amend the RSU Plan or terms of an RSU at any time. Notwithstanding the foregoing, the Board is specifically authorized to amend or revise the terms of the RSU Plan or RSUs without obtaining stockholder approval in the following circumstances:

1.
to change the termination or vesting provisions of the RSUs, except for the benefit of a Related Person; or
2.
other amendments of a housekeeping nature, including the correction or rectification of any ambiguities, defective or inconsistent provisions, errors, mistakes or omissions herein and updating provisions herein to reflect changes in the governing laws, including tax laws, and the CBOE Canada requirements.

Except as otherwise permitted by the CBOE Canada, amendments to the Plan set out in Section 10.12(7) of the CBOE Canada Listing Manual, may not be made without obtaining approval of the stockholders in accordance with CBOE Canada requirements.

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

Shares Available for Awards; Award Limits. The number of shares available for future awards under the RSU Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2024, 3,779,960 shares are available for future awards under the RSU Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the RSU Plan. The number of shares issued or reserved pursuant to the RSU Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

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

Extension of PSU Plan Term. Under the rules of the CBOE Canada, it will expire on December 8, 2025, the third anniversary of the date that stockholders approved the PSU Plan.

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

2.
other amendments of a housekeeping nature, including the correction or rectification of any ambiguities, defective or inconsistent provisions, errors, mistakes or omissions herein and updating provisions herein to reflect changes in the governing laws, including tax laws, and the CBOE Canada requirements.

Except as otherwise permitted by the CBOE Canada, amendments to the Plan set out in Section 10.12(7) of the CBOE Canada Listing Manual, may not be made without obtaining approval of the stockholders in accordance with CBOE Canada requirements.

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

Shares Available for Awards; Award Limits. The number of shares available for future awards under the PSU Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2024, 3,779,960 shares are available for future awards under the PSU Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the PSU Plan. The number of shares issued or reserved pursuant to the PSU Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

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
•
Each Eligible Employee participating in such Offering Period shall be granted a right to purchase the maximum of 10,000 Common Shares specified in the ESPP (at the applicable Purchase Price), as is determined by dividing (a) such Participant’s payroll deductions accumulated prior to such purchase date and retained in the Participant’s account as of the Purchase Date, by (b) the applicable Purchase Price (rounded down to the nearest Share).
•
An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation and an employee may not purchase more than $25 thousand of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
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

The beneficial ownership of Company common stock is based on 45,088,338 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 11,408,571 shares of Class B Non-Voting Common Stock outstanding as of February 14, 2025. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them. Such beneficial ownership reflects security ownership known to the Company.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

	Common Stock		Class A Non-Voting Common Stock(1)		Class B Non-Voting Common Stock(1)
Name and Address of Beneficial Owner(2)	Shares	%	Shares	%	Shares	%
Ronald T. Bevans, Jr	2,960,715	6.57%	—	—	—	—
Ascent Global Logistics, Inc.(3)	2,247,712	4.99%	5,537,313	100%	1,200,000	10.35%
Red Oak Partners, LLC (4)	7,642,167	16.97%	—	—	—	—
Edward J. Wegel (5)	5,944,176	13.20%	—	-	11,900	*
Named Executive Officers and Directors
Ryan Goepel (6)	1,885,717	4.19%	—	—	—	—
Deborah Robinson (7)	639,444	1.42%	—	—	—	—
Alan Bird (8)	416,667	*	—	—	69,000	*
Chris Jamroz (9)	1,662,500	3.70%	—	—	—	—
T. Allan McArtor (10)	133,333	*	—	—	—	—
Andrew Axelrod (11)	5,195,451	11.53%	—	—	—	—
Cordia Harrington(12)	300,000	*	—	—	—	—
All executive officers and directors as a group (7 persons)	10,233,112	22.72%	—	—	69,000	*

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

(3) Common Stock column includes the number of shares of common stock that currently may be acquired pursuant to Class A Non-Voting Common Stock, Class B Non-Voting Common Stock and/or warrants subject to the limitations contained therein (based on 45,088,338 shares of common stock outstanding as of February 14, 2025). The named party is the holder of (i) 800,000 shares of Common Stock, (ii) 5,537,313 shares of Class A Non-Voting Common Stock, which are convertible into shares of Common Stock, (iv) 1,200,000 shares of Class B Non-Voting Common Stock, which are convertible into shares of common stock subject to a non-citizen limitation, and (iii) warrants to purchase 7,537,313 shares of common stock, which warrants may not be exercised by the holder to the extent that, after giving effect to such exercise, the holder and its affiliates collectively would beneficially own in excess of 4.99% of the issued and outstanding common stock after such exercise. The address of the foregoing is 2068 E Street, Belleville, MI, 48111.

(4) Represents 7,642,167 shares of Common Stock. The shares of Common Stock are beneficially held by Red Oak Partners, LLC on behalf of certain funds and/or managed accounts. The address for Red Oak Partners, LLC is 40 SE 5th Street, Boca Raton, FL 33432.

(5) Represents 5,423,526 shares of common stock, 11,900 shares of Class B Non-Voting Common Stock, and 508,750 shares of common stock owned by Mr. Wegel’s spouse. Mr. Wegel ceased to be Chairman and Chief Executive Officer effective February 5, 2024 and ceased to be a director effective November 22, 2024.

(6) Represents 1,680,717 shares of common stock, options to acquire 71,667 shares of common stock exercisable within 60 days of the date above, 83,333 restricted share units redeemable for 83,333 shares of common stock within 60 days of the date above, and 50,000 restricted share units redeemable for 50,000 shares of common stock within 60 days of the date of the above.

(7) Represents 389,444 shares of common stock, and 250,000, restricted share units redeemable for 250,000 shares of common stock within 60 days of the date above.

(8) Represents 116,667 shares of common stock, 69,000 shares of Class B Non-Voting common stock, options to acquire 50,000 shares of common stock exercisable within 60 days of the date above, and 250,000 restricted share units redeemable for 250,000 shares of common stock within 60 days of the date above.

(9) Represents 1,162,500 shares of common stock and 500,000 restricted share units redeemable for 500,000 shares of common stock within 60 days of the date above. Mr. Jamroz is the Executive Chairman of the Board of GlobalX and former CEO of Ascent Global Logistics, Inc.

(10) Represents 133,333 shares of common stock.

(11) Represents 5,195,451 warrants to purchase 5,195,451 shares of Common Stock. The warrants are beneficially held by Axar Capital Management L.P. on behalf of certain funds and/or managed accounts. The address for Axar Capital Management L.P. is 402 West 13th Street, Floor 5, New York, NY 10014.

(12) Represents 50,000 shares of common stock and 250,000 restricted share units redeemable for 250,000 shares of common stock within 60 days of the date above.

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

3.
Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Share Exchange Agreement, dated as of February 5, 2020, between Canada Jetlines Ltd and Global Crossing Airlines, Inc.	S-1/A	12/13/21	2.1
3.1	Amended and Restated Certificate of Incorporation of Global Crossing Airlines Group Inc.	S-1/A	12/13/21	3.1
3.2	Second Amended and Restated Bylaws of Global Crossing Airlines Group Inc.	S-1	11/23/21	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.			4.1
4.2	Common Stock Purchase Warrant, dated April 20, 2021, issued by Global Crossing Airlines Group, Inc. to Ascent Global Logistics, Inc.	S-1/A	12/13/21	4.2
4.4	Indenture, dated August 2, 2023, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	08/07/23	4.4
4.5	Form of Common Stock Warrant, dated August 2, 2023	8-K	08/07/23/	4.5
4.6	Third Supplemental Indenture, dated December 21, 2023, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K/A	12/16/23	4.3
10.2	Master Lease Agreement #ML 01862173 dated December 22, 2020, by and between Global Crossing Airlines LLC and CIT Bank, N.A.	S-1/A	12/13/21	10.2
10.3	Aircraft Lease Agreement by and between Global Crossing Airlines, Inc., as lessee, and Wilmington Trust Co, as owner-trustee for the Falcon MSN 2695 Trust, as lessor.	S-1/A	12/13/21	10.3
10.4	Subscription Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. Global Crossing Airlines Inc., and the subscribers named therein	8-K	08/07/23	10.4
10.5	General Security Agreement, dated August 2, 2022, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	08/07/23	10.5
10.6	Registration Rights Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. and the subscribers named therein	8-K	08/07/23	10.6
10.11	Aircraft ACMI Lease Agreement dated June 1, 2020, by and between Global Crossing Airlines, Inc. and SmartLynx Airlines Malta, as amended by that certain Amending Agreement No. 1 dated July 29, 2020 and that certain Amending Agreement No. 2 dated October 15, 2020.	S-1/A	12/13/21	10.11
10.12	2018 Airline Use Agreement, dated December 17, 2020, by and between Miami-Dade County and Global Crossing Airlines LLC.	S-1/A	12/13/21	10.12
10.13	Passenger Aircraft Charter Agreement dated February 23, 2021, by and between Global Crossing Airlines, LLC and CubaX Air Tours, LLC.	S-1/A	12/13/21	10.13

10.14	Cooperation Agreement 2020 dated March 16, 2020, by and between Global Crossing Group and Airfleet Resources, Ltd., as amended by that certain Cooperation Agreement 2020, September Extension dated September 19, 2020.	S-1/A	12/13/21	10.14
10.15	Aviation Fuel Supply Agreement dated June 3, 2020, by and between Global Crossing Airlines LLC and Associated Energy Group, LLC.	S-1/A	12/13/21	10.15
10.16	AeroCRS Services Agreement dated December 22, 2020, by and between Global Crossing Airlines, Inc. and AERO CRS Ltd.	S-1/A	12/13/21	10.16
10.18†	2022 Incentive Stock Option Plan	S-8	05/06/22	4.1
10.19†	Employee Stock Purchase Plan	S-8	05/06/22	4.4
10.20†	Restricted Share Unit Plan	S-8	05/06/22	4.2
10.21†	Performance Share Unit Plan	S-8	05/06/22	4.3
10.22	Securities Purchase Agreement, dated April 20, 2021, by and between Global Crossing Airlines Group Inc. and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.22
10.23†	Form of Indemnification Agreement for Officers and Directors	S-1/A	12/13/21	10.23
10.24	Nomination Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.24
10.25	Registration Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.25
10.26	Master Service Agreement, dated May 18, 2021 by and among Global Crossing Airlines LLC and U.S. Bank National Association, acting through Elavon Canada Company	S-1/A	12/13/21	10.26
10.28	Framework Agreement, dated June 23, 2020 by and among the Company and SmartLynx Airlines Malta Limited	S-1/A	12/13/21	10.28
10.29	Joint Venture Agreement, dated September 9, 2020 between KD Holdings LLC and Global Crossing Airlines LLC	S-1/A	12/13/21	10.29
10.31	Operating Lease Agreement, dated July 9, 2021, between UMB Bank, NA and the Company	S-1/A	12/13/21	10.31
10.34	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/21	10.34
10.35	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/21	10.35
10.36†	Employment Agreement, dated September 1, 2021, by and between the Company and Ryan Goepel	S-1/A	12/13/21	10.36
10.37	Subscription Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc, Global Crossing Airlines Inc., and the subscribers named therein	8-K	8/7/23	10.37
10.38	General Security Agreement, dated August 2, 2022, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	8/7/23	10.38
10.39	Registration Rights Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. and the subscribers named therein	8-K	8/7/23	10.39
10.40	Amendment to Employment Agreement, dated September 26, 2024, by and between the Company and Ryan Goepel				X
19	Global Crossing Airlines Group Inc. Insider Trading Policy				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Rosenberg Rich Baker Berman, P.A.				X
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

Dated: March 6, 2025

/s/ Chris Jamroz
Chris Jamroz
Executive Chairman

Dated: March 6, 2025

/s/ Ryan Goepel
Ryan Goepel
President - CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	March 6, 2025

/s/ Chris Jamroz	Executive Chairman	March 6, 2025

/s/ Alan Bird	Director	March 6, 2025

/s/ T. Allan McArtor	Director	March 6, 2025

/s/ Deborah Robinson	Director	March 6, 2025

/s/ Cordia Harrington	Director	March 6, 2025

/s/ Andrew Axelrod	Director	March 6, 2025