Form 10-Q
period 2025-03-31
Global Crossing Airlines Group Inc.
filed 2025-05-08
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2025 was 63,861,995 shares, consisting of 48,528,259 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,796,423 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended March 31, 2025

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	March 31, 2025	December 31, 2024
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,289	$12,345
Restricted cash	2,934	1,698
Accounts receivable, net of allowance	8,893	6,678
Prepaid expenses and other current assets	2,284	2,142
Current assets held for sale	420	489
Total Current Assets	21,820	23,352
Property and equipment, net	12,351	10,308
Finance leases, net	29,529	27,489
Operating lease right-of-use assets	85,965	89,809
Deposits	11,908	11,552
Other assets	3,753	4,229
Total Assets	$165,326	$166,739
Current liabilities
Accounts payable	$12,792	$12,568
Accrued liabilities	24,005	20,418
Deferred revenue	4,258	8,903
Customer deposits	4,009	4,080
Current portion of long-term operating leases	16,233	16,479
Current portion of finance leases	5,454	3,434
Total current liabilities	66,751	65,882
Other liabilities
Note payable, net of debt issuance costs	29,912	29,729
Long-term operating leases	71,250	75,128
Long-term finance leases	25,513	25,182
Other liabilities	291	286
Total other liabilities	126,966	130,325
Total Liabilities	$193,717	$196,207
Commitments and Contingencies (Note 9)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 200,000,000 authorized; 63,690,332 and 61,758,727 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$64	$62
Additional paid-in capital	41,500	40,951
Retained deficit	(70,414)	(70,568)
Total Company's stockholders’ deficit	(28,850)	(29,555)
Noncontrolling interest	459	87
Total stockholders’ deficit	(28,391)	(29,468)
Total Liabilities and Deficit	$165,326	$166,739

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenue	$66,601	$53,835
Operating Expenses
Salaries, Wages, & Benefits	18,792	16,775
Aircraft Fuel	7,405	8,199
Maintenance, materials and repairs	3,852	2,933
Depreciation and amortization	2,248	1,166
Contracted ground and aviation services	6,306	6,903
Travel	2,956	4,282
Insurance	1,261	1,633
Aircraft Rent	15,241	12,761
Other	5,431	3,802
Total Operating Expenses	$63,492	$58,454
Operating Income (Loss)	3,109	(4,619)
Non-Operating Expenses
Interest Expense	2,583	1,760
Total Non-Operating Expenses	2,583	1,760
Income (Loss) before income taxes	526	(6,379)
Income tax expense	-	-
Net Income (Loss)	526	(6,379)
Net Income attributable to Noncontrolling Interest	372	-
Net Income (Loss) attributable to the Company	154	(6,379)
Income (Loss) per share:
Basic	$-	$(0.11)
Diluted	$-	$(0.11)
Weighted average number of shares outstanding	62,205,192	59,234,601

Fully diluted shares outstanding	69,619,293	59,234,601

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	742,079	1	342	—	343	—	343
Loss for the period	—	—	—	(6,379)	(6,379)	—	(6,379)
Ending – March 31, 2024	59,667,950	$60	$39,285	$(65,473)	$(26,128)	$225	$(25,903)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	$62	$40,951	$(70,568)	$(29,555)	$87	$(29,468)
Issuance of shares – options exercised	50,000	—	12	—	12	—	12
Issuance of shares - share based compensation on RSUs	1,876,109	2	534	—	536	—	536
Income for the period	—	—	—	154	154	372	526
Issuance of shares - ESPP	5,496	—	3	—	3	—	3
Ending – March 31, 2025	63,690,332	$64	$41,500	$(70,414)	$(28,850)	$459	$(28,391)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$526	$(6,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,248	1,166
Credit losses	—	359
Loss on sale of spare parts	72	—
Amortization of debt issue costs	183	157
Amortization of operating lease right of use assets	3,844	2,704
Share-based payments	536	343
Interest on finance leases	1,086	309
Changes in assets and liabilities:
Accounts receivable	(2,193)	4,248
Assets held for sale	(3)	3
Prepaid expenses and other current assets	(47)	(626)
Accounts payable	224	4,518
Accrued liabilities and other liabilities	(1,128)	(5,569)
Operating lease obligations	(4,124)	(3,073)
Other liabilities	(1,118)	(294)
Net cash provided by (used in) operating activities	106	(2,134)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(142)	(1,529)
Purchases of property and equipment	(2,732)	(1,717)
Net cash used in investing activities	(2,874)	(3,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,067)	(231)
Proceeds on issuance of shares	15	—
Net cash used in financing activities	(1,052)	(231)
Net decrease in cash, cash equivalents, and restricted cash	(3,820)	(5,611)
Cash, cash equivalents and restricted cash - beginning of the period	14,043	17,675
Cash, cash equivalents and restricted cash - end of the period	$10,223	$12,064
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and Prepaid expenses and other current assets (deferred maintenance)	$117	$-
Right-of-use (ROU) assets acquired through operating leases	$-	$12,252
Equipment acquired through finance leases	$3,453	$17,100
Cash paid for
Interest	$3,765	$2,588

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

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “GlobalX USA”), Global Crossing Airlines Holdings, Inc, GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), LatinX Air S.A.S., UrbanX Air Mobility, Inc. ("UrbanX") and Charter Air Solutions, LLC ("Top Flight"). All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months March 31, 2025, and cash flows for the three months ended March 31, 2025. The condensed consolidated balance sheet at December 31, 2024, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the audited annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes additional disclosures and a summary of our significant accounting policies.

Our quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2025, the Company had a working capital deficit of $44.9 million and a retained deficit of $70.4 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this 10-Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses or the statements of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

Reclassification

We reclassified $87 from Retained Deficit to Noncontrolling Interest related to a prior year change on our condensed consolidated balance sheet as of March 31, 2025, to conform with current year presentation. In addition, a reclassification adjustment of $2 was done from Retained Deficit to Common Stock for the year ended December 31, 2024. We consider these adjustments to be immaterial to the condensed consolidated financial statements.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures – Amendments in this update require: that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). All entities disclose on an annual basis the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). All entities disclose the following information: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this Update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this Update remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this Update replace the term public entity as currently used in Topic 740 with the term public business entity as defined in the Master Glossary of the Codification. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

In March 2024, the FASB issued ASU 2024-01 – Compensation-Stock Compensation – Amendments to improve generally accepted accounting principles (GAAP) by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2024-01 as of January 1, 2025, which did not materially impacted the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Managements expect no significant impact after adoption of the new standard.

In January 2025, the FASB issued ASU 2025-01 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Managements expect no significant impact after adoption of the new standard.

3. INVESTMENTS

Investment in Canada Jetlines Operations Ltd. (“Jetlines”):

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX shareholders. At that time, GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method.

On September 11, 2024, Jetlines filed an Assignment in Bankruptcy after finding that it would be unable to secure financing to continue with its Proposal under the Bankruptcy and Insolvency Act. BDO Canada Limited was assigned as Trustee of the bankrupt estate. Prior to bankruptcy, the Company held approximately 7% ownership of Jetlines. As a result of the filing, Jetlines shares were deemed to be worthless with its outstanding shares cancelled in accordance with its Proposal under the Bankruptcy and Insolvency Act.

The Company had provided a guarantee for one of their aircraft and as a result it settled a $1.3 million obligation with lessor of related aircraft during the year ended December 31, 2024, which was recorded in current liabilities and non-operating expenses on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations, respectively.

4.
NOTE PAYABLE

On August 2, 2023, the Company closed the placement of $35 million senior secured notes due 2029 (the “Secured Notes”).

The terms of the Secured Notes include:

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
•
the investors were granted 10 million warrants, each exercisable into one share of Class A common stock at an exercise price of $1.00 per share, with such warrants expiring on June 30, 2030;
•
each of the Company's material subsidiaries guaranteed the notes;
•
the notes and the related guarantees are secured by a lien on substantially all of the property and assets of the Company and the guarantors of the notes.
•
financial covenants requirements as follows: minimum adjusted EBITDA of (i) $5,000,000 for the fiscal year ended December 31, 2023, (ii) $15,000,000 for the fiscal year ended December 31, 2024 and (iii) $25,000,000 for the fiscal year ended December 31, 2025;
•
minimum liquidity of $5,000,000 measured at each quarter end; and
•
collateral substantially of all the Company's assets.

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

Notes Payable is comprised of the following:

	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024
Subscription Agreement	$35,684	$35,684
Less unamortized debt issuance costs, noncurrent	(5,772)	(5,955)
Total carrying amount	29,912	29,729
Less current maturities	—	—
Total long-term Note Payable	$29,912	$29,729

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

As of March 31, 2025 and December 31, 2024, the Company had 48,356,596 and 44,667,815 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 9,796,423 and 11,553,599 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three months ended March 31, 2025 and 2024:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2024	22,518,894	$1.35
Issued	—	—
Exercised	—	—
Expired	(4,838,707)	1.24
Outstanding March 31, 2024	17,680,187	$1.21

Outstanding January 1, 2025	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding March 31, 2025	17,732,764	$1.21

As of March 31, 2025, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	USD$1.50	1.08	April 29, 2026
10,195,451	USD$1.00	5.25	Jun 30, 2030
17,732,764

As of March 31, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	USD$1.50	2.33	April 29, 2026
10,142,874	USD$1.00	6.50	June 30, 2030
17,680,187

7.
STOCK-BASED COMPENSATION

The maximum number of shares of common stock of the Company (the “Common Stock”) issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

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

The following is a summary of stock option activities for the three months ended March 31, 2025 and 2024:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2024	470,668	$0.25	$0.54
Granted	—	—	—
Exercised	—	—	—
Forfeited	(157,334)	0.37	0.24
Outstanding March 31, 2024	313,334	$0.25	$0.01

Outstanding Jan 1, 2025	246,667	$0.25	$0.67
Granted	—	—	—
Exercised	(50,000)	0.25	0.67
Forfeited	—	—	—
Outstanding March 31, 2025	196,667	$0.25	$0.67

As of March 31, 2025, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
196,667	196,667	$0.25	—	June 23, 2025
196,667	196,667

As of March 31, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
313,334	313,334	$0.25	1.23	June 23, 2025
313,334	313,334

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

There were no stock options granted during the three months ended March 31, 2025 and 2024.

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

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Common Stock from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a share of Common Stock, calculated as the closing price of the Common Stock on the OTCQB for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

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

The following is a summary of RSU activities for the three months ended March 31, 2025 and 2024:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2024	5,056,268	$0.98
Granted	2,573,333	0.52
Vested	(814,142)	1.01
Forfeited	(850,437)	1.11
Outstanding March 31, 2024	5,965,022	$0.76

Outstanding January 1, 2025	5,268,373	$0.65
Granted	4,149,000	0.67
Vested	(1,876,109)	0.60
Forfeited	(246,669)	0.66
Outstanding March 31, 2025	7,294,595	$0.67

During the three months ended March 31, 2025 and 2024, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $536 and $343, respectively.

The remaining compensation that has not been recognized as of March 31, 2025 and 2024 with regards to RSUs and the weighted average period they will be recognized are $4.1 million and 1.93 years and $3.5 million and 2.25 years, respectively. As of March 31, 2025, all compensation expense with respect to stock options has been recognized.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are 2 offering periods that the employees make contributions to the ESPP. The first offering period starts from May 16th to October 31stand the second offering period starts from November 1stto May 15th of each year. Eligible employees may purchase maximum of 10,000 shares of Common Stock per offering through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation and an employee may not purchase more than $25 thousand of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

At the Annual Meeting of Stockholders of the Company held on November 22, 2024, the Company’s stockholders approved an amendment to the ESPP. The amendment was approved by Company’s Board of Directors, subject to the approval of Company’s stockholders, and became effective with such stockholder approval on November 22, 2024.

As a result of such stockholder approval, the ESPP was amended to increase the number of shares authorized for issuance under the ESPP by 3,000,000 shares of Common Stock (from 1,000,000 shares to 4,000,000 shares).

During the three months ended March 31, 2025 and 2024, the Company issued 5,496 and 0 shares, respectively, of Common Stock under the ESPP.

As of March 31, 2025 and 2024, total recognized equity-based compensation costs related to ESPP were $3 and $0, respectively.

ESPP payroll contributions accrued at March 31, 2025 and 2024 totaled $108 and $235, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

8. INCOME TAXES

The Company’s expected effective tax rate for the three months ended March 31, 2025, and 2024 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On April 29, 2024, the Company entered into a lease agreement for one A321F passenger aircraft. The one-year lease commenced on January 31, 2025. Under the agreement, the Company will pay the lessor a fixed monthly rent for 22 months, plus supplemental rent for maintenance of the aircraft. Following the expiration date, the aircraft is expected to undergo a passenger-to-freighter conversion and a second lease after completion which will run through an additional 102 months from redelivery date.

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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheets as of March 31, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2025	$7,164	$20,705
2026	9,232	24,474
2027	7,163	22,016
2028	6,484	16,232
2029	6,217	13,820
2030 and thereafter	8,663	30,592
Total minimum lease payments	44,923	127,839
Less amount representing interest	13,956	40,356
Present value of minimum lease payments	30,967	87,483
Less current portion	5,454	16,233
Long-term portion	$25,513	$71,250

The table below presents information for lease costs related to the Company's finance and operating leases in thousands:

	For The Three Months Ended March 31,
	2025	2024
Finance lease cost
Amortization of leased assets	$1,413	$330
Interest of lease liabilities	1,086	309
Operating lease cost
Operating lease cost (1)	3,844	2,704
Short-term lease cost (2)	498	342
Total lease cost	$6,841	$3,685

(1) Expenses are classified within Aircraft Rent on the Company's condensed consolidated statements of operations.

(2) Expenses are classified within Other on the Company's condensed consolidated statements of operations.

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term
Operating leases	5.77 years	6.69 years
Finance leases	5.66 years	6.60 years
Weighted-average discount rate
Operating leases	13.98%	13.41%
Finance leases	14.78%	14.61%

The table below presents cash and non-cash activities associated with our leases:

	For The Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,124	$3,073
Financing cash flows from finance leases	$1,067	$231

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

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 in thousands, except share and per share amounts:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Income (Loss)	$154	$(6,379)
Denominator:
Weighted average common shares outstanding - Basic	62,205,192	59,234,601
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	69,619,293	59,234,601
Basic loss per share	$-	$(0.11)
Diluted loss per share (1)	$-	$(0.11)

(1) There were 17,732,764 warrants, 196,667 options, and 7,294,595 RSUs outstanding at March 31, 2025 and there were 17,680,187 warrants, 313,334 options, and 5,965,022 RSUs outstanding at March 31, 2024. The Company excluded the warrants for the period ended March 31, 2025, and excluded the warrants, options and RSUs from the calculation of diluted EPS for the period ended March 31, 2024 as inclusion would have an anti-dilutive effect.

11. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

As mentioned in footnote 3, on June 28, 2021, the Company completed the spin-out of Jetlines to GlobalX.

As of March 31, 2025 and 2024, amounts due to related parties include the following:

•
Jetlines earned approximately $0 and $1.2 million during the three months ended on March 31, 2025 and 2024, respectively, and it was owed $0 and $0.4 million, respectively, in relation to flights flown by Jetlines for GlobalX;

As described in footnote 4 above, on August 2 and December 21, 2023, the Company issued Secured Notes of $35.7 million with entity of which its executive remained elected as a member of the Board of Directors of the Company during the last annual stockholders meeting in December 2024.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024, in thousands.

	March 31, 2025	December 31, 2024
Salaries, wages and benefits	$3,248	$2,954
Passenger Taxes	9,222	6,254
Aircraft fuel	1,445	993
Contracted ground and aviation services	1,900	1,025
Maintenance	1,232	954
Aircraft Rent	3,296	2,981
Other	3,662	5,257
Accrued liabilities	$24,005	$20,418

13. REVENUE & CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

The following table presents disaggregated revenues by service type:

	Three Months Ended March 31,
Revenue	2025	2024

Charter	$30,518	$34,014
ACMI	34,316	18,622
Other	1,767	1,199
Total	$66,601	$53,835

Significant changes in our deferred revenue liability balances during the period and year ended, March 31, 2025 and December 31, 2024, respectively, were as follows in thousands:

	March 31, 2025	December 31, 2024

Beginning Balance	$8,903	$9,896
Revenue Recognized	(8,639)	(9,896)
Amounts Collected or Invoiced	3,994	8,903
Ending Balance	$4,258	$8,903

The Company has 2 customers that accounted for approximately 36% and 7% of the revenue for the three months period ended on March 31, 2025 and approximately 26% and 14% of the revenue for the three months period ended on March 31, 2024. The Company expects to maintain these relationships with those customers.

14. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management structured business model to derive revenue from customers from two types of contracts: (1) ACMI and (2) Charter, as discussed in Management Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s President and Chief Financial Officer is the Chief Operating Decision Maker (“CODM”). The Company manages the business activities on a consolidated basis and operates in one reportable segment. The CODM assesses performance for the Company’s single operating segment and decides how to allocate resources based on net income or loss that is also reported on the Condensed Consolidated Statement of Operations. Net income is used to monitor actual versus budget results.

Significant expenses within net income or loss, include operating expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income or loss include Interest Expense, Loss in Canada Jetlines Operations Ltd. and Income tax expense. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.

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

Net Available Aircraft	The number of aircraft available each month reduced by (netted) days the aircraft is unavailable due to various maintenance events or deliveries during a month.
2Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every two years and can take from 20 – 40 days to complete.
6Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 45-75 days to complete.
12Y Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every twelve years and can take from 60 – 100 days to complete.
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

Business Developments

During the three months period ended March 31, 2025, the team devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the three months period ended March 31, 2025:

•
Took delivery of one A321 passenger aircraft.
•
Completed three heavy maintenance events and nine non-heavy maintenance events.
•
Hired and trained 9 people in dispatch, crew scheduling, operation control center and maintenance, people required to operate the volume of flights anticipated over the remainder of 2025.
•
Continued the slowdown of hiring new crew, right sizing for 20 aircraft and focusing on the Cargo business with the start on DHL at the beginning of the second quarter. In total, we increased our pilot headcount from 140 to 146.

The Cargo Charter Market

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate during Q1 2023. The Company continues to believe that the A321F will be a highly sought after cargo aircraft over the next few years. During Q1 2025, we had four cargo aircraft operating. GlobalX has seen over a 200% increase in volume vs. Q1 2024 attributed two long-term contracts entered into during 2024. The market continues to be soft due to, general economic conditions and excess capacity in the North American freight market. In response to this continued slowdown during the quarter, the Company continues to make progress establishing our reputation for on time performance as the market better understands the capabilities of the A321F aircraft. While the Company cannot predict when the cargo market will recover, GlobalX has taken concrete steps to reduce our financial exposure in 2025 while expanding our customer base for the aircraft the Company does have.

The Passenger Charter Market

Unlike the cargo market, the passenger market continues to demonstrate strong demand. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by colleges and a general increased customer demand, driving increased demand for our services. GlobalX anticipates the high level of demand will continue through the summer and well into 2026. To address this demand, the Company has prioritized passenger aircraft deliveries over cargo, devoted sales and operational resources to develop long-term relationships with key customers and to expand the markets served as opportunities arise. Passenger charter services will be the economic engine for GlobalX in 2025.

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

Strategy to Address Competitive Response

The US Charter market continues to evolve as several airlines provide charter aircraft. Specifically, Eastern Airlines Express, Breeze Airways and Avelo continue to dedicate aircraft to charter operations, having an impact on the charter market. It is our expectation that Eastern Airlines Express will continue to add aircraft to expand their business domestically and in the Caribbean. In response we are focusing on our core business, emphasizing on time performance, reinforcing our differentiation of our Airbus product and actively soliciting longer-term contracts with key customers.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as JetBlue Airways, Virgin America, American Airlines, US Airways, Atlas Air, Breeze Airways, DHL, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three months ended March 31, 2025 and 2024

Revenue & Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the three months period ended on March 31, 2025 and 2024 requires an understanding of how the Company fundamentally evolved during that time period. 2024 was our third year of full operations and was a period where the company was focused on securing new customers, entering new markets, and flying to new locations; primarily in the domestic and Caribbean markets.

In 2025, GlobalX is expanding on our existing relationships both domestically and internationally and grew operations in the ACMI market through increased focus on operating for government agencies. As the company grows, operational efficiency and margins are continuing to improve. Our key metric is block hours flown and block hours flown per available aircraft, which is the measure by which the Company tracks commercial activity. While other airlines discuss available seat miles and revenue per available seat mile (“rasm”), cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk therefore all results are evaluated on a block hour basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended March 31,
Operating Fleet	2025	2024	Inc/(Dec)	% Change

A319	1.0	1.0	—	0.0%
A320	10.0	8.3	1.7	20.5%
A321	7.7	5.0	2.7	54.0%
Total Operating Average Aircraft Equivalents	18.7	14.3	4.4	30.8%

Net Aircraft Available	16.7	12.5	4.2	33.6%
Total Block Hours	7,377	5,200	2,177	41.9%
Average Utilization per available aircraft	442	416	26	6.2%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended March 31,
Revenue	2025	2024	Inc/(Dec)	% Change

Charter	$30,518	$34,014	$(3,496)	-10.3%
ACMI	34,316	18,622	15,694	84.3%
Other	1,767	1,199	568	47.4%
Total	$66,601	$53,835	$12,766	23.7%

Block Hours

Charter	1,879	2,199	(320)	-14.6%
Sub-service Charter	367	486	(119)	-24.5%
Total Charter	2,246	2,685	(439)	-16.4%
ACMI	5,076	2,874	2,202	76.6%
Subservice ACMI	15	173	(158)	-91.3%
Total ACMI	5,091	3,047	2,044	67.1%
Non Revenue	209	127	82	64.6%
Total	7,546	5,859	1,687	28.8%

Revenue per Block Hour

Charter	13.6	12.7	0.9	7.1%
ACMI	6.7	6.1	0.6	9.8%

Charter revenue for the period decreased $3.5 million or 10.3%, from $34.0 million in 2024 to $30.5 million in 2025. The rate for Charter flying increased 7.1% from $12,688 per block hour to $13,588 per block hour creating a $0.9 million increase. This was offset by a $5.6 million reduction due to charter block hours decreasing 16.4% from 2,685 to 2,246 block hours . The primary driver for the per block hour increase was related to both high market demand and a shortage of supply as competitors reduced capacity. The decrease in charter block hours was due to the increased level of flying on an ACMI basis.

ACMI revenue for the period increased by $15.7 million or 84.3% from $18.6 million in 2024 to $34.3 million in 2025. This variance is driven by an increase from 3,047 block hours in 2024 to 5,091 block hours in 2025, an increase of 67.1% or 2,044 block hours. This volume accounted for 79.6% or $12.5 million of the increase. The average revenue per block hour increased by $622 per block hour from $6,112 per block hour in 2024 to $6,740 per block hour in 2025. The rate increase accounted for $3.2 million or 20.4% of the increase. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $0.6 million from $1.2 million in 2024 to $1.8 million in 2025. The increase is primarily driven by additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended March 31,
Operating Expenses	2025	2024	Inc/(Dec)	% Change

Salaries, Wages, & Benefits	$18,792	$16,775	$2,017	12.0%
Aircraft Fuel	7,405	8,199	(794)	-9.7%
Maintenance, materials and repairs	3,852	2,933	919	31.3%
Depreciation and amortization	2,248	1,166	1,082	92.8%
Contracted ground and aviation services	6,306	6,903	(597)	-8.6%
Travel	2,956	4,282	(1,326)	-31.0%
Insurance	1,261	1,633	(372)	-22.8%
Aircraft Rent	15,241	12,761	2,480	19.4%
Other	5,431	3,802	1,629	42.8%
Total Operating Expenses	$63,492	$58,454	$5,038	8.6%

Salaries, wages, and benefits increased $2.0 million from $16.8 million to $18.8 million, or 12.0%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. Total employees increased 13.3% from 611 to 692 and pilots increased from 133 to 146, or 9.8%.

Aircraft fuel decreased by $0.8 million, from $8.2 million to $7.4 million, or 9.7%. The volume of Charter and Non-Revenue block hours decreased by 10.2% or $0.8 million, while base jet fuel remained flat.

Maintenance, materials, and repairs increased by $0.9 million, from $2.9 million to $3.8 million, or 31.3%.An increase of $1.1 million cost increase was primarily due to volume from the increase in both the number of aircraft to 18 aircraft and the number of block hours flown which increased 1,964 or 37.8% from 5,200 to 7,164 block hours. This is offset, $0.2 million decrease as the rate per block hour decreased 4.7% from $564 per block hour to $538 per block hour.

Depreciation and amortization increased $1.1 million, from $1.2 million to $2.2 million or 92.8%, primarily driven by aircraft deliveries secured on capital leases.

Contracted ground and aviation services decreased by $0.6 million from $6.9 million to $6.3 million, or 8.6%, A rate increase of 6.9% per block hour drove an increase of $0.4 million. This was offset by lower Charter block hours of 28.8%, which drove a reduction of $1.0 million.

Travel decreased $1.3 million, from $4.3 million to $3.0 million or 31.0%. Throughout the year we expanded local hiring in key bases that support our government agency business and the reliance on travel dropped and is a cost that will be a continued focus in 2025.

Insurance decreased $0.4 million, from $1.6 million to $1.2 million or 22.8%, primarily related to the receiving more favorable rates despite the increase in the number of aircraft.

Aircraft rent increased $2.5 million, from $12.8 million to $15.2 million or 19.4%, primarily due to the increase in the average number of aircraft, on operating leases from 13.3 to 15.0 aircraft in the fleet. $1.6 million or 65.8% of the increase is driven by the increase in the number of aircraft being leased, with the remaining $0.9 million or 34.2% due to rate increase per aircraft and short-term ACMI leases from other airlines due to flights sold exceeded capacity available during the period.

Operating income increased $7.7 million, from an operating loss of $4.6 million to an operating income of $3.1 million. .In addition, operating income /(loss) as a percentage of revenue improved from (8.6%) to 4.7%. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline focused on achieving scale and profitability. There are several factors driving the improved margins. The first factor is rates as the Company was able to secure higher rates for both ACMI and Charter contracts. The Company’s ACMI rate grew 10.3%, from $6,112 per block hour to $6,740 per block hour, while Charter rate per block hour is up 7.3% from $12,668 per block hour to $13,588 per block hour. The second factor is utilization as our average utilization per available aircraft grew 6.2%. The third factor is scale. As an example, when measured on a per block hour basis, Salaries, wages, and benefits dropped from $2,863 to $2,490 per block hour, a 13.0% reduction. There were also savings on a per block hour basis in travel, insurance and maintenance, materials and repairs which combined with the other factors drove the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended March 31,
Non-Operating Expenses (Income)	2025	2024	Inc/(Dec)	% Change

Interest Expense	$2,583	$1,760	$823	46.8%
Total Non-Operating Expenses (Income)	$2,583	$1,760	$823	46.8%

Interest expense increased $0.8 million from $1.8 million to $2.6 million driven by the increase of aircraft on capital lease from 1.0 to 3.7 equivalent aircraft.

Net Income

Net Income, due to events noted above, increased by $6.9 million from a net loss of $6.4 million in 2024 to a net income of $0.5 million in 2025.

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $7.3 million in unrestricted cash and cash equivalents and approximately $2.9 million in restricted cash, a decrease and increase of approximately $5.1 million and $1.2 million, respectively, from December 31, 2024, primarily due to new aircraft deliveries, deposits, and net loss in operations. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

Net Cash provided by operating activities during the three months ended March 31, 2025 increased $2.2 million to $0.1 million, consisting primarily of $6.3 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.1 million in interest on finance leases, $0.5 million of net income, $0.5 million of share-based payments, and $0.2 million of increase in accounts payable. These were partially offset by $4.1 million of decrease in operating lease obligations, $2.2 million of increase in accounts receivable, $2.2 million of decrease in accrued liabilities and other liabilities, and $0.1 million of increase in prepaid expenses and other current assets. Net Cash used in operating activities during the three months ended March 31, 2024 increased $1.4 million to $2.1 million, consisting primarily of $6.4 million of net loss, $5.9 million of decrease in accrued liabilities and other liabilities, $3.1 million of decrease in operating leases obligations, $0.6 million of increase in prepaid expenses and other current assets, $0.4 million of credit losses, $0.3 million in interest on finance leases, $0.3 million of share-based payments. These were partially offset by $4.5 million of increase in accounts payable, $4.2 million of increase in accounts receivable, and $4.0 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of March 31, 2025, the Company had total of $21.7 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of March 31, 2025, the Company had total of $96.8 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $30 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of January 1 to March 31, 2025 with fifteen passenger aircraft and four cargo aircraft and expects the fleet to increase to nineteen passenger aircraft and remain at four cargo aircraft by the end of 2025. To achieve the number of aircraft deliveries in 2025, the Company currently has four aircrafts under lease with partial or total deposits paid.

During the three months ended March 31, 2025, net cash used in investing activities decreased $0.4 million to $2.9 million, consisting of $2.7 million of Purchases of property and equipment and $0.1 million of increase of deposits, deferred costs and other assets. During the three months ended March 31, 2024, net cash used for investing activities increased $2.1 million to $3.2 million, consisting of $1.7 million of Purchases of property and equipment and $1.5 million of increase of deposits, deferred costs and other assets.

During the three months ended March 31, 2025, net cash used in financing activities increased $0.8 million to $1.1 million of net cash used in financing activities, consisting primarily of $1.1 million of Principal payments on finance leases. During the three months ended March 31, 2024, net cash used in financing activities decreased $3.8 million to $0.2 million, consisting of $0.2 million of Principal payments on finance leases.

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

The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2025. Our Executive Chairman and President & Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
10.1*	Aircraft Operating Lease Agreement between Bank of Utah, and Global Crossing Airlines, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	May 8, 2025

/s/ Chris Jamroz	Executive Chairman	May 8, 2025

/s/ Alan Bird	Director	May 8, 2025

/s/ Andrew Axelrod	Director	May 8, 2025

/s/ T. Allan McArtor	Director	May 8, 2025

/s/ Deborah Robinson	Director	May 8, 2025

/s/ Cordia Harrington	Director	May 8, 2025