Form 10-Q
period 2025-06-30
Global Crossing Airlines Group Inc.
filed 2025-08-14
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of August 8, 2025 was 64,487,455 shares, consisting of 49,173,719 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,776,423 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended June 30, 2025

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	June 30, 2025	December 31, 2024
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,449	$12,345
Restricted cash	634	1,698
Accounts receivable, net of allowance	6,560	6,678
Prepaid expenses and other current assets	3,526	2,142
Current assets held for sale	419	489
Total Current Assets	24,588	23,352
Property and equipment, net	14,402	10,308
Finance leases, net	27,957	27,489
Operating lease right-of-use assets	82,237	89,809
Deposits	12,434	11,552
Other assets	3,881	4,229
Total Assets	$165,499	$166,739
Current liabilities
Accounts payable	$13,188	$12,568
Accrued liabilities	27,251	20,418
Deferred revenue	4,057	8,903
Customer deposits	4,299	4,080
Current portion of long-term operating leases	16,124	16,479
Current portion of finance leases	5,656	3,434
Total current liabilities	70,575	65,882
Other liabilities
Note payable, net of unamortized debt issuance costs	30,106	29,729
Long-term operating leases	67,426	75,128
Long-term finance leases	24,017	25,182
Other liabilities	291	286
Total other liabilities	121,840	130,325
Total Liabilities	$192,415	$196,207
Commitments and Contingencies (Note 9)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 200,000,000 authorized; 64,455,789 and 61,758,727 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$65	$62
Additional paid-in capital	42,503	40,949
Retained deficit	(69,804)	(70,566)
Total Company's stockholders’ deficit	(27,236)	(29,555)
Noncontrolling interest	320	87
Total stockholders’ deficit	(26,916)	(29,468)
Total Liabilities and Deficit	$165,499	$166,739

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Revenue	$61,381	$57,546	$127,982	$111,380
Operating Expenses
Salaries, Wages, & Benefits	19,906	16,745	38,700	33,520
Aircraft Fuel	3,038	5,601	10,443	13,800
Maintenance, materials and repairs	5,409	2,645	9,261	5,578
Depreciation and amortization	2,607	1,444	4,855	2,609
Contracted ground and aviation services	4,474	4,757	10,780	11,660
Travel	2,325	3,118	5,279	6,969
Insurance	1,276	1,554	2,537	3,188
Aircraft Rent	13,919	14,762	29,160	27,523
Other	5,149	4,377	10,580	8,609
Total Operating Expenses	$58,103	$55,003	$121,595	$113,456
Operating Income (Loss)	3,278	2,543	6,387	(2,076)
Non-Operating Expenses
Interest Expense	2,661	2,258	5,244	4,018
Total Non-Operating Expenses	2,661	2,258	5,244	4,018
Income (Loss) before income taxes	617	285	1,143	(6,094)
Income tax expense	-	-	-	-
Net Income (Loss)	617	285	1,143	(6,094)
Net Income attributable to Noncontrolling Interest	9	1	381	1
Net Income (Loss) attributable to the Company	608	284	762	(6,095)
Income (Loss) per share:
Basic	$0.01	$0.00	$0.01	$(0.10)
Diluted	$0.01	$0.00	$0.01	$(0.10)
Weighted average number of shares outstanding	64,043,388	60,008,779	63,132,541	59,621,946

Fully diluted shares outstanding	71,261,322	83,633,139	70,350,475	59,621,946

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	742,079	1	342	—	343	—	343
Loss for the period	—	—	—	(6,379)	(6,379)	—	(6,379)
Ending – March 31, 2024	59,667,950	$60	$39,285	$(65,473)	$(26,128)	$225	$(25,903)
Issuance of shares - share based compensation on RSUs	544,157	—	498	—	498	—	498
Issuance of shares - ESPP	391,574	—	221	—	221	—	221
Dividends	—	—	—	—	—	(100)	(100)
Income for the period	—	—	—	284	284	1	285
Ending – June 30, 2024	60,603,681	$60	$40,004	$(65,189)	$(25,125)	$126	$(24,999)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	62	40,949	(70,566)	(29,555)	87	(29,468)
Issuance of shares – options exercised	50,000	—	12	—	12	—	12
Issuance of shares – share based compensation on RSUs	1,876,109	2	534	—	536	—	536
Income for the period	—	—	—	154	154	372	526
Issuance of shares - ESPP	5,496	—	3	—	3	—	3
Ending – March 31, 2025	63,690,332	$64	$41,498	$(70,412)	$(28,850)	$459	$(28,391)
Issuance of shares – options exercised	196,667	—	49	—	49	—	49
Issuance of shares – share based compensation on RSUs	309,994	1	776	—	777	—	777
Issuance of shares - ESPP	258,796	—	168	—	168	—	168
Proceeds from disgorgement of stockholders' short-swing profits (Note 11)	—	—	12	—	12	—	12
Dividends	—	—	—	—	—	(148)	(148)
Income for the period	—	—	—	608	608	9	617
Ending – June 30, 2025	64,455,789	$65	$42,503	$(69,804)	$(27,236)	$320	$(26,916)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,143	$(6,094)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	4,855	2,609
Credit losses	111	357
Loss on sale of spare parts	63	79
Amortization of debt issue costs	377	339
Amortization of operating lease right of use assets	7,955	7,081
Share-based payments	1,339	874
Interest on finance leases	2,181	1,042
Changes in assets and liabilities:
Accounts receivable	29	3,339
Assets held for sale	8	(298)
Prepaid expenses and other current assets	(1,289)	535
Accounts payable	620	2,501
Accrued liabilities and other liabilities	2,206	(5,821)
Operating lease obligations	(8,440)	(6,838)
Other liabilities	(2,215)	(945)
Net cash provided by (used in) operating activities	8,943	(1,240)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(1,189)	(1,616)
Purchases of property and equipment	(5,425)	(3,603)
Net cash used in investing activities	(6,614)	(5,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(2,360)	(858)
Proceeds on issuance of shares	207	188
Dividends	(148)	(100)
Proceeds from disgorgement of stockholders' short-swing profits	12	—
Net cash used in financing activities	(2,289)	(770)
Net increase (decrease) in cash, cash equivalents, and restricted cash	40	(7,229)
Cash, cash equivalents and restricted cash - beginning of the period	14,043	17,676
Cash, cash equivalents and restricted cash - end of the period	$14,083	$10,447
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and Prepaid expenses and other current assets (deferred maintenance)	$117	$-
Right-of-use (ROU) assets acquired through operating leases	$383	$20,865
Equipment acquired through finance leases	$3,453	$17,085
Cash paid for
Interest	$4,552	$3,421

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 1 - Financial Statements

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Group Inc. (the “Company” or “GlobalX”), as its principal business activity, provides passenger and cargo aircraft to customers through aircraft operating service agreements, including, crew, maintenance and insurance (“ACMI”) and charter services (“Charter”) serving the United States, Caribbean, Latin American and European markets.

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “GlobalX USA”), Global Crossing Airlines Holdings, Inc, GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), LatinX Air S.A.S., UrbanX Air Mobility, Inc. (“UrbanX”), Charter Air Solutions, LLC (“Top Flight”), and MSN 3101 Acquisition LLC (“MSN 3101”). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, the Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025, and its cash flows for the six months ended June 30, 2025. The condensed consolidated balance sheet at December 31, 2024, was derived from the Company's audited annual consolidated financial statements as of and for the year ended December 31, 2024, but does not contain all of the footnote disclosures from such audited annual consolidated financial statements. The Financial Statements should be read in conjunction with such audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes additional disclosures and a summary of our significant accounting policies.

The Company's quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The Financial Statements have been prepared in conformity with GAAP on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2025, the Company had a working capital deficit of $46.0 million and a retained deficit of $69.8 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The Financial Statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses or the statements of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

Reclassification

The Company reclassified $87,000 from Retained Deficit to Noncontrolling Interest related to a prior year change on its condensed consolidated balance sheet as of June 30, 2025, to conform with current year presentation. In addition, a reclassification adjustment of $2,000 was done from Retained Deficit to Common Stock for the condensed consolidated balance sheet as of December 31, 2024. We consider these adjustments to be immaterial to the Financial Statements.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures – Amendments (the "Update"). This Update requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). All entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). All entities disclose the following information: (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this Update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this Update remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this Update replace the term public entity as currently used in Topic 740 with the term public business entity as defined in the Master Glossary of the Codification. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method. The Company is currently evaluating the full effect that the adoption of this standard will have on its condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01 – Compensation-Stock Compensation – Amendments to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2024-01 as of January 1, 2025, which did not materially impact the Company’s Financial Statements.

In November 2024, the FASB issued ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption with a relevant expense caption being an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e); (2) include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Managements expect no significant impact after adoption of the new standard.

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

3. INVESTMENTS

Investment in Canada Jetlines Operations Ltd. (“Jetlines”):

On June 28, 2021, the Company completed the spin-out pursuant to the Arrangement under which the Company transferred 75% of shares of Jetlines to GlobalX stockholders. At that time, GlobalX retained 25% of the shares issued and outstanding of Jetlines and accounts for the investment in accordance with the equity method.

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

The Company had provided a guarantee for one of Jetlines’ aircraft and as a result the Company settled a $1.3 million obligation with Jetlines’ lessor of related aircraft during the year ended December 31, 2024, which was recorded in current liabilities and non-operating expenses on the Company’s condensed consolidated balance sheet and statement of operations, respectively.

4.
NOTE PAYABLE

On August 2 and December 21, 2023, the Company consummated the placement of $35 million and $0.7 million, respectively, of senior secured notes due 2029 (the “Secured Notes”).

The terms of the Secured Notes include:

•
a term of 6 years and maturity date of June 30, 2029 with no principal payments due until maturity date;
•
the notes bear interest at a fixed rate of 15% per annum and include an upfront fee of 2% of the principal payment;
•
the Company is permitted to prepay all (but not less than all) of the notes beginning on July 1, 2025 subject to a redemption premium of (i) 7.5% of the principal to be redeemed on or prior to August 2, 2026, (ii) 5.0% of the principal to be redeemed after August 2, 2026 and on or prior to August 2, 2027, (iii) 2.5% of the principal to be redeemed after August 2, 2027 and on or prior to August 2, 2028, (iv) 0% of the principal to be redeemed after August 2, 2028;
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
•
financial covenants requiring minimum adjusted EBITDA of (i) $5,000,000 for the fiscal year ended December 31, 2023, (ii) $15,000,000 for the fiscal year ended December 31, 2024 and (iii) $25,000,000 for the fiscal year ending December 31, 2025;
•
minimum liquidity of $5,000,000 measured at each quarter end; and
•
collateral of substantially of all the Company's assets.

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

Related to issuance of Secured Notes of $0.7 million on December 21, 2023, the Company and the purchasers of the Secured Notes amended the original placement of $35 million of the Secured Notes to allow for the sale of an additional $5 million senior secured notes due 2029 to current purchasers and the total warrants increased by 142,874 warrants with an exercise price of $1.00 per warrant. The net proceeds from the sale of the additional notes were used to repurchase $4.3 million principal amount of Secured Notes from a current purchaser of the Secured Notes plus payment of accrued interest due of $251,000, with the remaining balance used for general corporate purposes, including the transaction expenses and deposits to expand its current fleet of aircraft. No other substantial modification to the terms of the $35 million Secured Notes from August 2, 2023 was made in the issuance of the additional notes.

Notes Payable is comprised of the following in thousands:

	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024
Subscription Agreement	$35,684	$35,684
Less unamortized debt issuance costs, noncurrent	(5,578)	(5,955)
Total carrying amount	30,106	29,729
Less current maturities	—	—
Total long-term Note Payable	$30,106	$29,729

5.
SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

As of June 30, 2025 and December 31, 2024, the Company had 49,142,053 and 44,667,815 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 9,776,423 and 11,553,599 Class B Non-Voting Shares outstanding, respectively.

6.
WARRANTS

Following is a summary of the warrant activity during the three and six months ended June 30, 2025 and 2024:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2024	22,571,471	$1.22
Issued	—	—
Exercised	—	—
Expired	(4,838,707)	1.24
Outstanding March 31, 2024	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding June 30, 2024	17,732,764	$1.21

Outstanding January 1, 2025	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding March 31, 2025	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding June 30, 2025	17,732,764	$1.21

As of June 30, 2025, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	0.83	April 29, 2026
10,195,451	$1.00	5.00	Jun 30, 2030
17,732,764

As of June 30, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	1.83	April 29, 2026
10,195,451	$1.00	6.00	June 30, 2030
17,732,764

7.
STOCK-BASED COMPENSATION

The maximum number of shares of common stock of the Company (the “Common Stock”) issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

Stock options

The Company grants stock options to directors, officers, employees and consultants as compensation for services, pursuant to its Amended Stock Option Plan (the “Stock Option Plan”). The maximum exercise price per share shall not be less than the closing price of a share of Common Stock on the last trading day preceding the date on which the grant of options is approved by the Board of

Directors. Options have a maximum expiry period of ten years from the grant date. Vesting conditions are determined by the Board of Directors in its discretion with certain restrictions in accordance with the Stock Option Plan.

The following is a summary of stock option activities for the three and six months ended June 30, 2025 and 2024:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2024	470,668	$0.25	$0.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	(157,334)	0.37	0.36
Outstanding March 31, 2024	313,334	$0.25	$0.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	(66,667)	0.25	0.25
Outstanding June 30, 2024	246,667	$0.25	$0.25

Outstanding Jan 1, 2025	246,667	$0.25	$0.25
Granted	—	—	—
Exercised	(50,000)	0.25	0.25
Forfeited	—	—	—
Outstanding March 31, 2025	196,667	$0.25	$0.25
Granted	—	—	—
Exercised	(196,667)	0.25	0.25
Forfeited	—	—	—
Outstanding June 30, 2025	—	$-	$-

As of June 30, 2025, there were no stock options outstanding and exercisable.

As of June 30, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
246,667	246,667	$0.25	—	June 23, 2025
246,667	246,667

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

There were no stock options granted during the three and six months ended June 30, 2025 and 2024.

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

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Common Stock from treasury equal to the number of RSUs vesting, (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a share of Common Stock, calculated as the closing price of a share of Common Stock on the OTCQB for the trading day immediately preceding such payment date or (c) a combination of (a) and (b).

On the grant date of RSUs, the Company determines whether it has a present obligation to settle in cash. If the Company has a present obligation to settle in cash, then the RSUs are accounted for as liabilities, with the fair value remeasured at the end of each reporting period and at the date of settlement, with any changes in fair value recognized in profit or loss for the period. The Company has a present obligation to settle in cash if the choice of settlement in shares has no commercial substance, or the Company has a past practice or a stated policy of settling in cash, or generally settles in cash whenever the counterpart asks for cash settlement.

If no such obligation exists, then RSUs are accounted for as equity settled share-based payments and are valued using the share price on grant date. Upon settlement:

a.
If the Company elects to settle in cash, then the cash payment is accounted for as the repurchase of an equity interest (i.e. as a deduction from equity), except as noted in (c) below.
b.
If the Company elects to settle by issuing shares, then the value of RSUs initially recognized in reserves is reclassified to capital, except as noted in (c) below.
c.
If the Company elects the settlement alternative with the higher fair value, then as of the date of settlement, the Company recognizes an additional expense for the excess value given (i.e. the difference between the cash paid and the fair value of shares that would otherwise have been issued, or the difference between the fair value of the shares and the amount of cash that would otherwise have been paid, whichever is applicable).

The following is a summary of RSU activities for the three and six months ended June 30, 2025 and 2024:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2024	4,989,603	$0.98
Granted	2,573,333	0.52
Vested	(794,579)	1.02
Forfeited	(870,002)	1.11
Outstanding March 31, 2024	5,898,355	$0.75
Granted	231,667	0.54
Vested	(619,908)	1.26
Forfeited	(330,892)	0.71
Outstanding June 30, 2024	5,179,222	$0.69

Outstanding January 1, 2025	5,268,373	$0.65
Granted	4,149,000	0.67
Vested	(1,876,109)	0.60
Forfeited	(246,669)	0.66
Outstanding March 31, 2025	7,294,595	$0.67
Granted	250,002	0.66
Vested	(309,994)	0.91
Forfeited	(16,669)	0.84
Outstanding June 30, 2025	7,217,934	$0.67

During the three and six months ended June 30, 2025, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.8 million and $1.3 million, respectively.

During the three and six months ended June 30, 2024, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.5 million and $0.9 million, respectively.

The remaining compensation that has not been recognized as of June 30, 2025 and 2024 with regards to RSUs and the weighted average period in which they will be recognized are $3.5 million and 1.85 years and $2.8 million and 2.16 years, respectively. As of June 30, 2025, all compensation expense with respect to stock options has been recognized.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are 2 offering periods during which the employees make contributions to the ESPP. The first offering period runs from May 16th to October 31st of each year and the second offering period runs from November 1stto May 15th of each year. Eligible employees may purchase a maximum of 10,000 shares of Common Stock per offering through payroll deductions at a price per share equal to 85% of the lower of the fair market values of a share of Common Stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation and an employee may not purchase more than $25,000 of Common Stock during any calendar year in which the employee’s option to purchase shares under the ESPP is outstanding at any time.

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

During the three and six months ended June 30, 2025, the Company issued 258,796 and 264,292 shares, respectively, under the ESPP. During the three and six months ended June 30, 2024, the Company issued 391,574 shares under the ESPP.

As of June 30, 2025 and 2024, total recognized equity-based compensation costs related to ESPP were approximately $171,000 and $222,000, respectively.

ESPP payroll contributions accrued at June 30, 2025 and 2024 totaled approximately $10,000 and $48,000, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

8. INCOME TAXES

The Company’s expected effective tax rate for the three and six months ended June 30, 2025, and 2024 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On May 22, 2023, the Company entered into a lease agreement for a commercial property warehouse. The approximately five-year lease term commenced on June 1, 2023. Under the agreement, the Company will pay the lessor variable monthly rents increasing once every year for 62 months, plus estimated expenses for insurance, utilities, taxes, management fees and other operating expenses.

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

On November 20, 2023, the Company entered into a lease agreement for one A320 passenger aircraft. The approximately seven-year lease term commenced on February 9, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 86 months, plus supplemental rent for maintenance of the aircraft.

On December 22, 2023, the Company entered into a lease agreement for one A321F cargo aircraft. The ten-year lease commenced on March 8, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 120 months, plus supplemental rent for maintenance of the aircraft.

On January 19, 2024, the Company entered into a lease agreement for one A320 passenger aircraft. The approximately one-year lease commenced on July 9, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 16 months, plus supplemental rent for maintenance of the aircraft.

On April 16, 2024, the Company entered into a lease agreement for one A320 passenger aircraft. The six-year lease commenced on April 17, 2024. Under the agreement, the Company will pay the lessor a fixed monthly rent for 72 months, plus supplemental rent for maintenance of the aircraft.

On April 29, 2024, the Company entered into a lease agreement for one A321F passenger aircraft. The approximately one-year lease commenced on January 31, 2025. Under the agreement, the Company will pay the lessor a fixed monthly rent for 22 months, plus supplemental rent for maintenance of the aircraft. Following the expiration date, the aircraft is expected to undergo a passenger-to-freighter conversion and a second lease after completion which will run through an additional 102 months from redelivery date.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2025 and will run through 27 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2025 and will run through 36 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2025 and will run through 37 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2025 and will run through 39 months from delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheet as of June 30, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2025	$4,776	$13,699
2026	9,232	24,672
2027	7,163	22,016
2028	6,484	16,232
2029	6,217	13,820
2030 and thereafter	8,662	30,593
Total minimum lease payments	42,534	121,032
Less amount representing interest	12,861	37,482
Present value of minimum lease payments	29,673	83,550
Less current portion	5,656	16,124
Long-term portion	$24,017	$67,426

The table below presents information for lease costs related to the Company's finance and operating leases in thousands:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of leased assets	$1,573	$756	$2,986	$1,087
Interest of lease liabilities	1,095	733	2,181	1,042
Operating lease cost
Operating lease cost (1)	4,014	4,377	7,955	7,081
Short-term lease cost (2)	467	478	965	820
Total lease cost	$7,149	$6,344	$14,087	$10,030

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term
Operating leases	5.62 years	6.51 years
Finance leases	5.46 years	6.36 years
Weighted-average discount rate
Operating leases	14.00%	13.87%
Finance leases	14.78%	14.62%

The table below presents cash and non-cash activities associated with our leases in thousands:

	For The Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,440	$6,838
Financing cash flows from finance leases	$2,360	$858

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

The following table shows the computation of basic and diluted earnings per share for the three months ended June 30, 2025 and 2024 in thousands, except share and per share amounts:

	Three Months Ended June 30,
	2025	2024
Numerator:
Net Income	$608	$284
Denominator:
Weighted average common shares outstanding - Basic	64,043,388	60,008,779
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	71,261,322	83,633,139
Basic income per share	$0.01	$ 0.00
Diluted income per share (1)	$0.01	$ 0.00

The following table shows the computation of basic and diluted earnings per share for the six months ended June 30, 2025 and 2024 in thousands, except share and per share amounts:

	Six Months Ended June 30,
	2025	2024
Numerator:
Net Income (Loss)	$762	$(6,095)
Denominator:
Weighted average common shares outstanding - Basic	63,132,541	59,621,946
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	70,350,475	59,621,946
Basic income (loss) per share	$0.01	$(0.10)
Diluted income (loss) per share (1)	$0.01	$(0.10)

(1) There were 17,732,764 warrants and 7,217,934 RSUs outstanding at June 30, 2025 and there were 17,732,764 warrants, 246,667 options, and 5,179,222 RSUs outstanding at June 30, 2024. The Company excluded the warrants for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025, and excluded the warrants, options and RSUs from the calculation of diluted EPS for the six months ended June 30, 2024, as inclusion would have an anti-dilutive effect.

11. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

As mentioned in footnote 3, on June 28, 2021, the Company completed the spin-out of Jetlines to GlobalX stockholders.

As of June 30, 2025 and 2024, amounts due to related parties include the following:

•
Jetlines earned $0 during the three and six months ended on June 30, 2025, respectively, and it was owed $0, in relation to flights flown by Jetlines for GlobalX. Jetlines earned approximately $0.2 and $1.3 million during the three and six months ended on June 30, 2024, respectively, and it was owed approximately $18,000, in relation to flights flown by Jetlines for GlobalX.

As described in footnote 4 above, on August 2 and December 21, 2023, the Company issued Secured Notes of $35.7 million to purchasers, including an entity of which its executive remained elected as a member of the Board of Directors of the Company during the last annual stockholders meeting in December 2024.

During the three and six months ended June 30, 2025 and 2024, Red Oak Partners LLC (“Red Oak Partners”), the Red Oak Fund, LP, The Red Oak Long Fund, LP, and David Sandberg (collectively, the "Reporting Persons") were Section 16 filers with respect to the securities of Global Crossing Airlines Group Inc. As disclosed in a Form 4 filing made by the Reporting Persons on December 24, 2024, several investment funds for which Red Oak Partners, LLC serves as the investment manager, each of which individually owns less than 10% of the outstanding shares of the Company's common stock (the "Investment Vehicles"), purchased an aggregate of 20,000 shares on July 16, 2024 at a price of $.435 per share and 1,142,500 shares on July 16, 2024 at a price of $.45 per share that have been matched against sales by certain of the Investment Vehicles on December 19, 2024 of an aggregate of 1,162,500 shares a price of $.46 per share. The Reporting Persons note that the sales made by the Investment Vehicles represent standard rebalancing transactions made in the ordinary course of business.

The aforementioned purchase prices constitute the lowest purchase prices paid by the Investment Vehicles matched against the highest sale prices that the Investment Vehicles received for the sale of shares. Accordingly, the Reporting Persons delivered to the Company $11,925, representing the full amount of the Reporting Persons' pecuniary interest in the profit realized in connection with the short-swing transactions.

The Reporting Persons have advised the Company that the submission of payment by the Reporting Persons is not an admission that any such payment is required under Section 16(b) of the Securities Exchange Act of 1934, as amended, and the Reporting Persons reserve all of their rights with respect to such matter.

The Company recognized these proceeds as a capital contribution from stockholders and recorded an increase of $11,926, to additional paid-in capital in its unaudited condensed consolidated statement of changes in equity for the three and six months ended June 30, 2025.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024, in thousands:

	June 30, 2025	December 31, 2024
Salaries, wages and benefits	$3,237	$2,954
Passenger Taxes	10,589	6,254
Aircraft fuel	420	993
Contracted ground and aviation services	1,796	1,025
Maintenance	3,211	954
Aircraft Rent	2,812	2,981
Other	5,186	5,257
Accrued liabilities	$27,251	$20,418

13. REVENUE & CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

The following table presents disaggregated revenues by service type for the three and six months ended June 30, 2025 and 2024 in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2025	2024	2025	2024

Charter	$15,316	$24,616	$45,833	$58,631
ACMI	44,535	31,911	78,851	50,533
Other	1,530	1,019	3,298	2,216
Total	$61,381	$57,546	$127,982	$111,380

Significant changes in our deferred revenue liability balances during the period and year ended, June 30, 2025 and December 31, 2024, respectively, were as follows in thousands:

	June 30, 2025	December 31, 2024

Beginning Balance	$8,903	$9,896
Revenue Recognized	(8,783)	(9,896)
Amounts Collected or Invoiced	3,937	8,903
Ending Balance	$4,057	$8,903

The Company has 2 customers that accounted for approximately 58% and 4% of the revenue for the three month period ended June 30, 2025 and 47% and 6% of the revenue for the six month period ended June 30, 2025 and approximately 44% and 12% of the revenue for the three month period ended June 30, 2024 and 35% and 13% for the six month period ended June 30, 2024. The Company expects to maintain these relationships with those customers.

14. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management structured business model to derive revenue from customers from two types of contracts: (1) ACMI and (2) Charter, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Significant expenses within net income or loss, which include operating expenses, are each separately presented on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income or loss include Interest Expense, Loss in Canada Jetlines Operations Ltd. and Income tax expense. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.

15. SUBSEQUENT EVENTS

On July 11, 2025, MSN 3101 Acquisition LLC, a wholly owned subsidiary of the Company, consummated the Company’s first aircraft acquisition, an Airbus A320 (MSN 3101), currently operating in its fleet as N630VA and powered by two CFM56-5B engines. The aircraft was purchased from former lessor Falcon 2019-1 Aerospace Limited, which lease agreement was terminated simultaneously with the consummation of the purchase of the aircraft. Total consideration including transaction costs, less deposits and cash maintenance reserves of approximately $2 million paid to seller was financed by Volofin Capital Management Ltd. of London.

Terms of the debt included monthly installments equal to (i) for the first twelve monthly payments, $375,000, (ii) for the subsequent twelve monthly payments, $300,000 and (iii) for each monthly payment thereafter, $225,000 and all remaining outstanding indebtedness shall be due and payable on the earlier of (a) March 1, 2031, and (b) the day immediately prior to the next scheduled 12Y-Check for the aircraft. Interest on the debt will accrue at the annual rate of 8.84%.

The Company is expected to account for the transaction as an asset acquisition that did not meet the definition of a business. The total consideration is expected to be allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill is expected to be recognized. In addition, the Company is expected to retire related remaining ROU asset and liabilities from previous lease. This acquisition is part of the Company’s strategy that by owning aircraft, is expected to strengthen the Company’s balance sheet, manage long-term operating costs, plan maintenance and modifications more efficiently, build tangible asset value, improve key financial metrics, and position the Company for long-term success.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 1 of this report and the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements.

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

Business Overview

GlobalX operates a U.S. Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft, operating both passenger and cargo aircraft. GlobalX’s business model is to (1) provide services on an ACMI using wet lease contracts to airlines and non-airlines, and (2) on a Charter basis, provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America.

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

Business Developments

During the six month period ended June 30, 2025, the team devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the six month period ended June 30, 2025:

•
Took delivery of one A321 passenger aircraft.
•
Entered into lease agreements for four A319 passenger aircrafts.
•
Completed five heavy maintenance events and twenty-one non-heavy maintenance events.
•
Continued to manage the hiring of new crew to match our crew levels to our current aircraft count. In total, we increased our pilot headcount from 140 to 150.

The Cargo Charter Market

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate during the first quarter of 2023. The Company continues to believe that the A321F will be a highly sought after cargo aircraft over the next few years as a replacement for the aging and retiring B757 freighter fleet. During six months ended June 30, 2025, we had four cargo aircraft operating. GlobalX has seen over a 125% increase in block hours operated compared to the same period in 2024 attributed to contracts entered into during 2025. The cargo charter market continues to be soft due to, general economic conditions and excess capacity in the North American freight market. In response to this continued slowdown during the quarter, the Company continues to make progress establishing our reputation for on time performance as the market better understands the capabilities of the A321F aircraft. While the Company cannot predict when the cargo market will recover, GlobalX has taken concrete steps to reduce our financial exposure in 2025 by canceling or deferring freighters ordered while expanding our customer base for the aircraft the Company does have.

The Passenger Charter Market

Unlike the cargo charter market, the passenger charter market continues to demonstrate strong demand. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by colleges and a general increased customer demand, driving increased demand for our services. GlobalX anticipates the high level of demand will continue through the summer and well into 2026. To address this demand, the Company has prioritized passenger aircraft deliveries over cargo, devoted sales and operational resources to develop long-term relationships with key customers and to expand the markets served as opportunities arise. Passenger charter services are expected to be the economic engine for GlobalX in 2025.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is, a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected the A320 family of aircraft which it believes is the best overall single-aisle aircraft family to operate. This approach differs from traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating and spare part costs. GlobalX conducted research to determine the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market and GlobalX selected the A320 aircraft family.

The following factors support GlobalX’s choice to operate the Airbus A320 and A321 aircraft versus the Boeing 737 family of aircraft:

Cost and Operating factors: the A320 family of aircraft have lower fuel burn, and better aircraft and cockpit crew pool availability.

Operational Capability: the A320 family of aircraft has a range advantage over the Boeing 737-800 and can fly non-stop from Miami to selected airports in North America, South America, the Caribbean, and between most major destinations in Europe. The A320 has excellent maintenance dispatch reliability and strong availability of spare parts and components, making the A320, in management’s estimation, the most popular aircraft among low-cost airlines.

Passenger comfort: better seat width, cargo bin volume for carry-on baggage and cargo hold volume.

Aircraft Maintenance

GlobalX expects to continue to outsource heavy maintenance checks to FAA-approved service providers. The 6Y Checks and 12Y Checks will be primarily paid for using funds from the accrued maintenance reserves paid to lessors under operating leases.

Strategy to Address Competitive Response

The U.S. Charter market continues to evolve as several airlines provide charter aircraft. Specifically, Eastern Airlines Express, Breeze Airways and Avelo continue to dedicate aircraft to charter operations, each of which has increased competition and applied downward pricing pressure on the charter market. It is our expectation that our competitors, including, Eastern Airlines Express, will continue to add aircraft to expand their business domestically and in the Caribbean. In response we are focusing on our core business, emphasizing on time performance, reinforcing our differentiation of our Airbus product and actively soliciting longer-term contracts with key customers.

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

Three months ended June 30, 2025 and 2024

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the three month period ended on June 30, 2025 and 2024 requires an understanding of how the Company fundamentally evolved during that time period. 2024 was our third year of full operations and was a period where the Company was focused on securing new customers, entering new markets, and flying to new locations; primarily in the domestic and Caribbean markets.

In 2025, GlobalX has expanded on our existing relationships both domestically and internationally and grew operations in the ACMI market through increased focus on operating for government agencies. As the Company grows, operational efficiency and margins have continued to improve. Our key metrics are block hours flown and block hours flown per available aircraft, which are the measures by which the Company tracks commercial activity. While other airlines discuss available seat miles, revenue per available seat mile (“rasm”), and cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk and therefore all results are evaluated on a block hour basis.

Revenue & Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended June 30,
Operating Fleet	2025	2024	Inc/(Dec)	% Change

A319	1.0	1.0	—	0.0%
A320	10.0	9.7	0.3	3.1%
A321	8.0	5.7	2.3	40.4%
Total Operating Average Aircraft Equivalents	19.0	16.4	2.6	15.9%

Net Aircraft Available	17.1	14.4	2.7	18.8%
Total Block Hours	8,065	6,591	1,474	22.4%
Average Utilization per available aircraft	471.0	457.7	13.3	2.9%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended June 30,
Revenue	2025	2024	Inc/(Dec)	% Change

Charter	$15,316	$24,616	$(9,300)	-37.8%
ACMI	44,535	31,911	12,624	39.6%
Other	1,530	1,019	511	50.1%
Total	$61,381	$57,546	$3,835	6.7%

Block Hours

Charter	1,154	1,575	(421)	-26.7%
Sub-service Charter	-	263	(263)	-100.0%
Total Charter	1,154	1,838	(684)	-37.2%
ACMI	6,769	4,824	1,945	40.3%
Subservice ACMI	-	298	(298)	-100.0%
Total ACMI	6,769	5,122	1,647	32.2%
Non Revenue	142	192	(50)	-26.0%
Total	8,065	7,152	913	12.8%

Revenue per Block Hour

Charter	$13.3	$13.4	$(0.1)	-0.7%
ACMI	$6.6	$6.2	$0.4	6.5%

Charter revenue for the period decreased $9.3 million or 37.8%, from $24.6 million in 2024 to $15.3 million in 2025. The rate for Charter flying for the period decreased 0.7% from $13,393 per block hour in 2024 to $13,272 per block hour in 2025, creating a $0.1 million decrease. There was also a $9.2 million reduction for the period due to charter block hours decreasing 37.2% from 1,838 block hours in 2024 to 1,154 block hours in 2025. The decrease in charter block hours was due to an intentional focus on increased level of flying on an ACMI basis.

ACMI revenue for the period increased by $12.6 million or 39.6%, from $31.9 million in 2024 to $44.5 million in 2025. This variance was driven by an increase from 5,122 block hours in 2024 to 6,769 block hours in 2025, an increase of 32.2% or 1,647 block hours. This volume accounted for 81.3% or $10.2 million of the increase during the period. The average revenue per block hour for the period increased by $350 per block hour from $6,230 per block hour in 2024 to $6,580 per block hour in 2025. The rate increase accounted for $2.4 million or 18.7% of the increase during the period. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $0.5 million from $1.0 million in 2024 to $1.5 million in 2025. The increase was primarily driven by additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended June 30,
Operating Expenses	2025	2024	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$19,906	$16,745	$3,161	18.9%
Aircraft Fuel	3,038	5,601	(2,563)	-45.8%
Maintenance, materials and repairs	5,409	2,645	2,764	104.5%
Depreciation and amortization	2,607	1,444	1,163	80.5%
Contracted ground and aviation services	4,474	4,757	(283)	-5.9%
Travel	2,325	3,118	(793)	-25.4%
Insurance	1,276	1,554	(278)	-17.9%
Aircraft Rent	13,919	14,762	(843)	-5.7%
Other	5,149	4,377	772	17.6%
Total Operating Expenses	$58,103	$55,003	$3,100	5.6%

Salaries, wages, and benefits for the period increased by $3.2 million, from $16.7 million in 2024 to $19.9 million in 2025, or 18.9%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. Our total employees for the period increased 9.0% from 656 in 2024 to 715 in 2025 and pilots for the period increased from 136 in 2024 to 150 in 2025, or 10.3%.

Aircraft fuel for the period decreased by $2.6 million, from $5.6 million in 2024 to $3.0 million in 2025, or 45.8%. The volume of Charter and Non-Revenue block hours for the period decreased by 26.7% or $1.5 million, while base jet fuel price decreased 26.0% or $1.1 million.

Maintenance, materials, and repairs for the period increased by $2.8 million, from $2.6 million in 2024 to $5.4 million in 2025, or 104.5%. An increase of $0.6 million cost increase for the period was primarily due to volume from the increase in both the number of aircraft to 19 aircraft in 2025 and the number of block hours operated which increased 1,474 or 22.4% from 6,591 block hours in 2024 to 8,065 block hours in 2025. Also, an increase of a $2.1 million increase for the period occurred as the rate per block hour increased 67.1% from $401 per block hour in 2024 to $671 per block hour in 2025, driven by repairs of some high value Rotable parts of $1.3 million.

Depreciation and amortization for the period increased $1.2 million, from $1.4 million in 2024 to $2.6 million in 2025 or 80.5%, primarily driven by aircraft deliveries secured on capital leases and an increase in Rotable parts owned.

Contracted ground and aviation services for the period decreased by $0.3 million, from $4.8 million in 2024 to $4.5 million in 2025, or 5.9%. A rate increase of 28.4% per block hour drove an increase of $1.0 million for the period. This was offset by lower Charter block hours of 26.8%, which drove a reduction of $1.3 million for the period.

Travel for the period decreased $0.8 million, from $3.1 million in 2024 to $2.3 million in 2025 or 25.4%. Throughout the period we expanded local hiring in key bases that support our government agency business and the reliance on travel dropped and is a cost that we expect to be a continued focus throughout 2025.

Insurance for the period decreased $0.3 million, from $1.6 million in 2024 to $1.3 million in 2025 or 17.9%, primarily related to the receiving more favorable rates despite the increase in the number of aircraft.

Aircraft rent for the period decreased $0.8 million, from $14.7 million in 2024 to $13.9 million in 2025 or 5.7%, primarily driven by a $2.7 million decrease in short-term ACMI leases from other airlines as increased GlobalX capacity to meet demand was achieved. Offsetting the savings was the increase in the average number of aircraft, on operating leases of aircraft in the fleet from 14.4 in 2024 to 15.0 in 2025 increasing base rent expenses $0.5 million, of which, $0.3 million or 54.9% is due to increased aircraft and $0.2 million or 45.1% is due to average rate across the fleet. The increase in block hours resulted in an increase for the period of $1.3 million in supplemental rent expenses.

Operating income for the period increased $0.7 million, from $2.5 million in 2024 to an operating income of $3.2 million in 2025. In addition, operating income as a percentage of revenue for the period improved from 4.4% in 2024 to 5.3% in 2025. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline focused on achieving scale and profitability. Several factors drove the improved margins. The first factor was rates as the Company was able to secure higher rates for ACMI contracts. The Company’s ACMI rate for the period grew 5.6%, from $6,231 per block hour in 2024 to $6,769 per block hour in 2025. The second factor was utilization as our average utilization per available aircraft grew 2.9% for the period. The third factor was scale. As an example, when measured on a per block hour basis, there were savings on a per block hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended June 30,
Non-Operating Expenses (Income)	2025	2024	Inc/(Dec)	% Change

Interest Expense	$2,661	$2,258	$403	17.8%
Total Non-Operating Expenses (Income)	$2,661	$2,258	$403	17.8%

Interest expense for the period increased $0.4 million, from $2.3 million in 2024 to $2.7 million in 2025, driven by the increase of aircraft on capital lease from 1.0 to 4.0 equivalent aircraft.

Net Income

Net Income for the period, due to events noted above, increased by $0.3 million, from $0.3 million in 2024 to $0.6 million in 2025.

Six months ended June 30, 2025 and 2024

Revenue and Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Six Months Ended June 30,
Operating Fleet	2025	2024	Inc/(Dec)	% Change

A319	1.0	1.0	—	0.0%
A320	10.0	9.0	1.0	11.1%
A321	7.8	5.3	2.5	47.2%
Total Operating Average Aircraft Equivalents	18.8	15.3	3.5	22.9%

Net Aircraft Available	16.9	13.2	3.7	28.0%
Total Block Hours	15,229	11,791	3,438	29.2%
Average Utilization per available aircraft	901.6	893.3	8.3	0.9%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Six Months Ended June 30,
Revenue	2025	2024	Inc/(Dec)	% Change

Charter	$45,833	$58,631	$(12,798)	-21.8%
ACMI	78,851	50,533	28,318	56.0%
Other	3,298	2,216	1,082	48.8%
Total	$127,982	$111,380	$16,602	14.9%

Block Hours

Charter	3,033	3,739	(706)	-18.9%
Sub-service Charter	367	748	(381)	-50.9%
Total Charter	3,400	4,487	(1,087)	-24.2%
ACMI	11,845	7,734	4,111	53.2%
Subservice ACMI	15	471	(456)	-96.8%
Total ACMI	11,860	8,205	3,655	44.5%
Non Revenue	350	318	32	10.1%
Total	15,610	13,010	2,600	20.0%

Revenue per Block Hour

Charter	$13.5	$13.1	$0.4	3.1%
ACMI	$6.6	$6.2	$0.4	6.5%

Charter revenue for the period decreased $12.8 million or 21.8%, from $58.6 million in 2024 to $45.8 million in 2025. The rate for Charter flying for the period increased 3.1% from $13,066 per block hour in 2024 to $13,481 per block hour in 2025, creating a $0.4 million increase. This was primarily offset by a $14.2 million reduction due to charter block hours decreasing 24.2% from 4,487 block hours in 2024 to 3,400 block hours in 2025. The decrease in charter block hours was due to an intentional focus on increased level of flying on an ACMI basis.

ACMI revenue for the period increased by $28.3 million or 56.0%, from $50.5 million in 2024 to $78.8 million in 2025. This variance was primarily driven by an increase from 8,205 block hours in 2024 to 11,860 block hours in 2025, an increase of 53.2% or 4,111 block hours. This volume accounted for 79.5% or $22.5 million of the increase during the period. The average revenue per block hour for the period increased by $490 per block hour from $6,158 per block hour in 2024 to $6,648 per block hour in 2025. The rate increase accounted for $5.8 million or 20.5% of the increase during the period. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $1.1 million from $2.2 million in 2024 to $3.3 million in 2025. The increase was primarily driven by additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Six Months Ended June 30,
Operating Expenses	2025	2024	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$38,700	$33,520	$5,180	15.5%
Aircraft Fuel	10,443	13,800	(3,357)	-24.3%
Maintenance, materials and repairs	9,261	5,578	3,683	66.0%
Depreciation and amortization	4,855	2,609	2,246	86.1%
Contracted ground and aviation services	10,780	11,660	(880)	-7.5%
Travel	5,279	6,969	(1,690)	-24.3%
Insurance	2,537	3,188	(651)	-20.4%
Aircraft Rent	29,160	27,523	1,637	5.9%
Other	10,580	8,609	1,971	22.9%
Total Operating Expenses	$121,595	$113,456	$8,139	7.2%

Salaries, wages, and benefits for the period increased by $5.2 million, from $33.5 million in 2024 to $38.7 million in 2025, or 15.5%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. Total employees increased 9.0% from 656 to 715 and pilots increased from 136 in 2024 to 150 in 2025 or 10.3%.

Aircraft fuel for the period decreased by $3.4 million, from $13.8 million in 2024 to $10.4 million in 2025, or 24.3%. The volume of Charter and Non-Revenue block hours for the period decreased by 16.6% or $2.3 million, while base jet fuel price decreased 9.3% or $1.1 million.

Maintenance, materials, and repairs for the period increased by $3.7 million, from $5.6 million in 2024 to $9.3 million in 2025, or 66.0%. $1.6 million cost increase for the period was primarily due to volume from the increase in both the number of aircraft to 19 aircraft in 2025 and the number of block hours operated which increased 3,438 or 29.2% from 11,791 block hours in 2024 to 15,229 block hours in 2025. Also, a $2.1 million increase for the period occurred as the rate per block hour increased 28.5% from $473 per block hour in 2024 to $608 per block hour in 2025, driven by repairs of some high value Rotable parts.

Depreciation and amortization for the period increased $2.3 million, from $2.6 million in 2024 to $4.9 million in 2025 or 86.1%, primarily driven by aircraft deliveries secured on capital leases and an increase in Rotable parts owned.

Contracted ground and aviation services for the period decreased by $0.9 million, from $11.7 million in 2024 to $10.8 million in 2025, or 7.5%. A rate increase of 14.8% per block hour drove an increase of $1.3 million for the period. This was offset by lower Charter block hours of 18.9%, which drove a reduction of $2.2 million for the period.

Travel for the period decreased $1.7 million, from $7.0 million in 2024 to $5.3 million in 2025 or 24.2%. Throughout the period we expanded local hiring in key bases that support our government agency business and the reliance on travel dropped and is a cost that we expect to be a continued focus throughout 2025.

Insurance for the period decreased $0.7 million, from $3.2 million in 2024 to $2.5 million in 2025 or 20.4%, primarily related to the receiving more favorable rates despite the increase in the number of aircraft.

Aircraft rent for the period increased $1.6 million, from $27.5 million in 2024 to $29.1 million in 2025 or 5.9%, primarily driven by $4.2 million decrease in short-term ACMI leases from other airlines as increased GlobalX capacity to meet demand was achieved.

Offsetting the savings was the increase in the average number of aircraft, on operating leases of aircraft in the fleet from 13.8 in 2024 to 14.8 in 2025 increasing base rent expenses $2.3 million, of which $1.1 million or 46.1% is due to increased aircraft and $1.2 million or 53.9% is due to average rate across the fleet. Also, the increase in block hours resulted in an increase for the period of $3.5 million in supplemental rent expenses.

Operating (loss) income for the period increased $8.5 million, from an operating loss of $2.1 million in 2024 to an operating income of $6.4 million in 2025. In addition, operating (loss) income as a percentage of revenue for the period improved from (1.9%) in 2024 to 5.0% in 2025. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline focused on achieving scale and profitability. Several factors drove the improved margins. The first factor was rates as the Company was able to secure higher rates for ACMI contracts. The Company’s ACMI rate for the period grew 8.0%, from $6,159 per block hour in 2024 to $6,648 per block hour in 2025. The second factor was utilization as our average utilization per available aircraft grew 2.9% for the period. The third factor was scale. As an example, when measured on a per block hour basis, there were savings on a per block hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Six Months Ended June 30,
Non-Operating Expenses (Income)	2025	2024	Inc/(Dec)	% Change

Interest Expense	$5,244	$4,018	$1,226	30.5%
Total Non-Operating Expenses (Income)	$5,244	$4,018	$1,226	30.5%

Interest expense for the period increased $1.2 million from $4.0 million in 2024 to $5.2 million in 2025, driven by the increase of aircraft on capital lease from 1.5 to 4.0 equivalent aircraft.

Net (Loss) Income

Net (Loss) Income for the period, due to events noted above, improved by $6.9 million from a net loss of $6.1 million in 2024 to a net income of $0.8 million in 2025.

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $13.5 million in unrestricted cash and cash equivalents and approximately $0.6 million in restricted cash, an increase of approximately $1.1 million and a decrease of approximately $1.0 million, respectively, from December 31, 2024, primarily due to new aircraft deliveries, deposits, and net income. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

Net Cash provided by operating activities during the six months ended June 30, 2025 increased $10.2 million to $8.9 million, consisting primarily of $13.2 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $2.2 million in interest on finance leases, $1.1 million of net income, $1.3 million of share-based payments, and $0.6 million of increase in accounts payable. These were partially offset by $8.4 million of decrease in operating lease obligations, and $1.3 million of increase in prepaid expenses and other current assets. Net Cash used in operating activities during the six months ended June 30, 2024 increased $4.9 million to $1.2 million, consisting primarily of $6.1 million of net loss, $6.8 million of decrease in accrued liabilities and other liabilities, $6.8 million of decrease in operating leases obligations, and $0.3 million of increase in assets held for sale. These were partially offset by $3.3 million of increase in accounts receivable, $2.5 million of increase in accounts payable, and $10.0 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.0 million in interest on finance leases, $0.9 million of share-based payments, $0.4 million of credit losses, and $0.5 million of increase in prepaid expenses and other current assets.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of June 30, 2025, the Company had total of $21.8 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of June 30, 2025, the Company had total of $91.4 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $30 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of January 1 to June 30, 2025 with fifteen passenger aircraft and four cargo aircraft and expects the fleet to increase to nineteen passenger aircraft and remain at four cargo aircraft by the end of 2025. In an effort to achieve the number of aircraft deliveries in 2025, the Company currently has four aircrafts under lease with partial or total deposits paid.

During the six months ended June 30, 2025, net cash used in investing activities increased $1.4 million to $6.6 million, consisting of $5.4 million of Purchases of property and equipment and $1.2 million of increase of deposits, deferred costs and other assets. During the six months ended June 30, 2024, net cash used in investing activities increased $1.2 million to $5.2 million, consisting of $3.6 million of Purchases of property and equipment and $1.6 million of increase of deposits, deferred costs and other assets.

During the six months ended June 30, 2025, net cash used in financing activities increased $1.5 million to $2.3 million of net cash used in financing activities, consisting primarily of $2.4 million of Principal payments on finance leases. During the six months ended June 30, 2024, net cash used in financing activities increased $4.2 million to $0.8 million, consisting primarily of $0.9 million of Principal payments on finance leases.

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

The Company regularly assesses our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements and future investments or acquisitions to maximize stockholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. The Company also regularly evaluates its liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2025. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
10.1

Loan Agreement, dated as of July 9, 2025, by and among MSN 3101 Acquisition LLC, Bank of Utah, not in its individual capacity but solely as owner trustee of MSN 3101 Trust, volofin Capital Management Ltd., volofin Holdings Designated

Activity Company, volofin Holdings Designated Activity Company and the lenders party thereto.

10.2

Aircraft Mortgage and Security Agreement, dated as of July 11, 2025, by and between Bank of Utah, not in its individual capacity but solely as owner trustee of MSN 3101 Trust, and volofin Holdings Designated Activity Company.

10.3	Promissory Note, dated as of July 11, 2025, by MSN 3101 Acquisition LLC and Bank of Utah, not in its individual capacity but solely as owner trustee of MSN 3101 Trust, as Borrowers.
31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished, rather than filed, herewith, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2025 Global Crossing Airlines Group Inc.

By: /s/ Ryan Goepel

Ryan Goepel,

President & Chief Financial Officer