Form 10-Q
period 2025-09-30
Global Crossing Airlines Group Inc.
filed 2025-11-06
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of November 5, 2025 was 65,387,229 shares, consisting of 50,163,348 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,686,568 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended September 30, 2025

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	September 30, 2025	December 31, 2024
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,055	$12,345
Restricted cash	166	1,698
Accounts receivable, net of allowance for credit losses	4,875	6,678
Prepaid expenses and other current assets	4,008	2,142
Current assets held for sale	412	489
Total Current Assets	16,516	23,352
Property and equipment, net	32,672	10,308
Finance leases, net	30,237	27,489
Operating lease right-of-use assets	75,242	89,809
Deposits	12,225	11,552
Other assets	3,857	4,229
Total Assets	$170,749	$166,739
Current liabilities
Accounts payable	$14,077	$12,568
Accrued liabilities	23,091	20,418
Deferred revenue	4,898	8,903
Customer deposits	3,989	4,080
Current portion of note payable	3,234	-
Current portion of long-term operating leases	14,326	16,479
Current portion of finance leases	6,949	3,434
Total current liabilities	70,564	65,882
Other liabilities
Note payable, net of unamortized debt issuance costs	40,882	29,729
Long-term operating leases	62,046	75,128
Long-term finance leases	25,209	25,182
Other liabilities	292	286
Total other liabilities	128,429	130,325
Total Liabilities	$198,993	$196,207
Commitments and Contingencies (Note 9)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 200,000,000 authorized; 64,954,008 and 61,758,727 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$65	$62
Additional paid-in capital	43,330	40,949
Retained deficit	(71,763)	(70,566)
Total Company's stockholders’ deficit	(28,368)	(29,555)
Noncontrolling interest	124	87
Total stockholders’ deficit	(28,244)	(29,468)
Total Liabilities and Deficit	$170,749	$166,739

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Revenue	$58,022	$52,436	$186,004	$163,817
Operating Expenses
Salaries, Wages, & Benefits	21,279	17,404	59,979	50,923
Aircraft Fuel	1,340	4,104	11,782	17,904
Maintenance, materials and repairs	5,153	3,448	14,413	9,026
Depreciation and amortization	3,245	1,866	8,099	4,476
Contracted ground and aviation services	3,343	3,281	14,123	14,941
Travel	1,708	2,216	6,988	9,185
Insurance	1,271	1,627	3,808	4,815
Aircraft Rent	14,649	16,031	43,809	43,554
Other	4,999	4,963	15,582	13,573
Total Operating Expenses	$56,987	$54,940	$178,583	$168,397
Operating Income (Loss)	1,035	(2,504)	7,421	(4,580)
Non-Operating Expenses
Interest Expense	2,990	2,385	8,233	6,403
Total Non-Operating Expenses	2,990	2,385	8,233	6,403
Loss before income taxes	(1,955)	(4,889)	(812)	(10,983)
Income tax expense	-	-	-	-
Net Loss	(1,955)	(4,889)	(812)	(10,983)
Net Income (Loss) attributable to Noncontrolling Interest	4	(2)	385	(1)
Net Loss attributable to the Company	(1,959)	(4,887)	(1,197)	(10,982)
Loss per share:
Basic	$(0.03)	$(0.08)	$(0.02)	$(0.18)
Diluted	$(0.03)	$(0.08)	$(0.02)	$(0.18)
Weighted average number of shares outstanding	64,664,058	60,817,884	63,649,789	60,024,188

Fully diluted shares outstanding	64,664,058	60,817,884	63,649,789	60,024,188

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	742,079	1	342	—	343	—	343
Loss for the period	—	—	—	(6,379)	(6,379)	—	(6,379)
Ending – March 31, 2024	59,667,950	$60	$39,285	$(65,473)	$(26,128)	$225	$(25,903)
Issuance of shares - share based compensation on RSUs	544,157	1	497	—	498	—	498
Issuance of shares - ESPP	391,574	—	221	—	221	—	221
Dividends	—	—	—	—	—	(100)	(100)
Income for the period	—	—	—	284	284	1	285
Ending – June 30, 2024	60,603,681	$61	$40,003	$(65,189)	$(25,125)	$126	$(24,999)
Issuance of shares - share based compensation on RSUs	419,758	1	392	—	393	—	393
Loss for the period	—	—	—	(4,887)	(4,887)	(2)	(4,889)
Ending – September 30, 2024	61,023,439	$62	$40,395	$(70,076)	$(29,619)	$124	$(29,495)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	62	40,949	(70,566)	(29,555)	87	(29,468)
Issuance of shares – options exercised	50,000	—	12	—	12	—	12
Issuance of shares – share based compensation on RSUs	1,876,109	2	534	—	536	—	536
Income for the period	—	—	—	154	154	372	526
Issuance of shares - ESPP	5,496	—	3	—	3	—	3
Ending – March 31, 2025	63,690,332	$64	$41,498	$(70,412)	$(28,850)	$459	$(28,391)
Issuance of shares – options exercised	196,667	—	49	—	49	—	49
Issuance of shares – share based compensation on RSUs	309,994	1	776	—	777	—	777
Issuance of shares - ESPP	258,796	—	168	—	168	—	168
Proceeds from disgorgement of stockholders' short-swing profits (Note 11)	—	—	12	—	12	—	12
Dividends	—	—	—	—	—	(148)	(148)
Income for the period	—	—	—	608	608	9	617
Ending – June 30, 2025	64,455,789	$65	$42,503	$(69,804)	$(27,236)	$320	$(26,916)
Issuance of shares - share based compensation on RSUs	498,219	—	827	—	827	—	827
Dividends	—	—	—	—	—	(200)	(200)
(Loss) Income for the period	—	—	—	(1,959)	(1,959)	4	(1,955)
Ending – September 30, 2025	64,954,008	$65	$43,330	$(71,763)	$(28,368)	$124	$(28,244)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(812)	$(10,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	8,099	4,476
Credit losses	111	357
Loss on sale of spare parts	82	160
Amortization of debt issue costs	584	463
Amortization of operating lease right of use assets	14,950	10,556
Share-based payments	2,166	1,266
Interest on finance leases	3,295	1,991
Changes in assets and liabilities:
Accounts receivable	1,714	3,413
Assets held for sale	(5)	(355)
Prepaid expenses and other current assets	(1,772)	131
Accounts payable	1,509	5,336
Accrued liabilities and other liabilities	(1,423)	(6,669)
Operating lease obligations	(15,618)	(10,507)
Other liabilities	(3,340)	(1,892)
Net cash provided by (used in) operating activities	9,540	(2,257)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(1,561)	(1,259)
Purchases of property and equipment	(10,042)	(4,998)
Net cash used in investing activities	(11,603)	(6,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(3,783)	(1,427)
Principal payments on note payable	(678)	—
Debt issue costs	(169)	—
Proceeds on issuance of shares	207	188
Dividends	(348)	(100)
Proceeds from disgorgement of stockholders' short-swing profits	12	—
Net cash used in financing activities	(4,759)	(1,339)
Net decrease in cash, cash equivalents, and restricted cash	(6,822)	(9,853)
Cash, cash equivalents and restricted cash - beginning of the period	14,043	17,676
Cash, cash equivalents and restricted cash - end of the period	$7,221	$7,823
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and Prepaid expenses and other current assets (deferred maintenance)	$117	$-
Right-of-use (ROU) assets acquired through operating leases	$383	$27,229
Aircraft acquired through note payable	$14,650	$-
Aircraft acquired through finance leases	$3,453	$26,414
Airframe acquired through finance leases	$3,536	$-
Equipment acquired through finance leases	$387	$57
Cash paid for
Interest	$7,794	$4,385

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

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the management, the Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025, and its cash flows for the nine months ended September 30, 2025. The condensed consolidated balance sheet at December 31, 2024, was derived from the Company's audited annual consolidated financial statements as of and for the year ended December 31, 2024, but does not contain all of the footnote disclosures from such audited annual consolidated financial statements. The Financial Statements should be read in conjunction with such audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes additional disclosures and a summary of our significant accounting policies.

The Company's quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The Financial Statements have been prepared in conformity with GAAP on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2025, the Company had a working capital deficit of $54.0 million and a retained deficit of $71.8 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The Financial Statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses or the statements of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

Reclassification

The Company reclassified $87,000 from Retained Deficit to Noncontrolling Interest related to a prior year change on its condensed consolidated balance sheet as of September 30, 2025, to conform with current year presentation. In addition, a reclassification adjustment of $2,000 was done from Additional paid-in capital to Common Stock for the condensed consolidated balance sheet as of December 31, 2024. We consider these adjustments to be immaterial to the Financial Statements.

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

In March 2024, the FASB issued ASU 2024-01 – Compensation-Stock Compensation – Amendments. This update aims to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2024-01 as of January 1, 2025, which did not materially impact the Company’s Financial Statements.

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

In July 2025, the FASB issued ASU 2025-05 – Financial Instruments—Credit Losses. This update provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This update will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Managements expect no significant impact after adoption of the new standard.

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

4.
PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at cost at the acquisition date of such property or equipment and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

Leasehold Improvements, Aircraft, other 1-10 years (or life of lease, if shorter)

Office and Ground Equipment 5 years

Computer Hardware and Software 3-5 years

Property and Equipment under Finance Leases 5-30 years (or life of lease, if shorter)

Rotable Parts Average remaining life of aircraft fleet, currently estimated to be 48 months

Airframe 6 years (lesser of 25 years or date until next 12-Y check)

Engines Average remaining life of aircraft fleet associated to the engines, currently estimated to be 43 months

Modifications that enhance the operating performance or extend the useful lives of leased airframes are considered leasehold improvements and are capitalized and depreciated over the economic life of the asset or the term of the lease, whichever is shorter.

The Airframe and Engines of the Company have an estimated salvage and residual value of $2.8 million and $11.0 million, respectively. Such amounts were determined in conjunction with third-party appraisers.

The components of property and equipment, net are as follows:

	September 30, 2025	December 31, 2024
Rotable Parts	$15,288	$6,657
Engines	12,082	-
Leasehold Improvements, Aircraft, Other	3,368	2,880
Airframe	3,000	-
Office and Ground Equipment	1,516	1,289
Computer Hardware and Software	1,379	1,303
Less: Accumulated Depreciation	(3,961)	(1,821)
Total Property and Equipment, Net	$32,672	$10,308

During the three and nine months ended September 30, 2025, depreciation of property and equipment was $3.3 million and $8.1 million, respectively.

During the three and nine months ended September 30, 2024, depreciation of property and equipment was $1.9 million and $4.5 million, respectively.

5. NOTES PAYABLE

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

On July 11, 2025, MSN 3101 Acquisition LLC, a wholly owned subsidiary of the Company, consummated the Company’s first aircraft acquisition, an Airbus A320 (MSN 3101), currently operating in its fleet as N630VA and powered by two CFM56-5B engines. The aircraft was purchased from former lessor Falcon 2019-1 Aerospace Limited, and the lease agreement with Falcon 2019-1 Aerospace Limited was terminated simultaneously with the consummation of the purchase of the aircraft.

The purchase price of approximately $17.0 million (including transaction costs, less deposits and cash maintenance reserves of approximately $2.4 million) paid to seller was financed by Volofin Capital Management Ltd. of London pursuant to, among other documents, a loan agreement and a promissory note (the “Loan Documents”).

The terms of the Loan Documents include monthly payments equal to (i) $375,000, for the first twelve monthly payments, (ii) $300,000, for the subsequent twelve monthly payments, and (iii) $225,000, for each monthly payment thereafter, and all remaining outstanding indebtedness shall be due and payable on the earlier of (a) March 1, 2031, and (b) the day immediately prior to the next scheduled 12Y-Check for the aircraft. Interest on the debt will accrue at the annual rate of 8.84%.

The Loan Documents include customary covenants including, maintenance of a “loan to value” ratio of at least 85% on the first anniversary of the first utilization of the loan which shall be reduced by 5% on each anniversary thereafter.

Notes Payable is comprised of the following in thousands:

	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Subscription Agreement	$35,684	$35,684
Promissory Note	13,972	-
Less unamortized debt issuance costs, noncurrent	(5,540)	(5,955)
Total carrying amount	44,116	29,729
Less current maturities	(3,234)	—
Total long-term Note Payable	$40,882	$29,729

6. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL AUTHORIZED

As of September 30, 2025 and December 31, 2024, the Company had 49,695,529 and 44,667,815 common shares, 5,537,313 and 5,537,313 Class A Non-Voting Common Shares, and 9,721,166 and 11,553,599 Class B Non-Voting Shares outstanding, respectively.

7. WARRANTS

Following is a summary of the warrant activity during the three and nine months ended September 30, 2025 and 2024:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2024	22,571,471	$1.22
Issued	—	—
Exercised	—	—
Expired	(4,838,707)	1.24
Outstanding March 31, 2024	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding June 30, 2024	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding September 30, 2024	17,732,764	$1.21

Outstanding January 1, 2025	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding March 31, 2025	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding June 30, 2025	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding September 30, 2025	17,732,764	$1.21

As of September 30, 2025, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	0.58	April 29, 2026
10,195,451	$1.00	4.75	Jun 30, 2030
17,732,764

As of September 30, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	1.58	April 29, 2026
10,195,451	$1.00	5.75	June 30, 2030
17,732,764

8. STOCK-BASED COMPENSATION

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

The following is a summary of stock option activities for the three and nine months ended September 30, 2025 and 2024:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2024	470,668	$0.25	$0.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	(157,334)	0.37	0.36
Outstanding March 31, 2024	313,334	$0.25	$0.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	(66,667)	0.25	0.25
Outstanding June 30, 2024	246,667	$0.25	$0.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding September 30, 2024	246,667	$0.25	$0.25

Outstanding Jan 1, 2025	246,667	$0.25	$0.25
Granted	—	—	—
Exercised	(50,000)	0.25	0.25
Forfeited	—	—	—
Outstanding March 31, 2025	196,667	$0.25	$0.25
Granted	—	—	—
Exercised	(196,667)	0.25	0.25
Forfeited	—	—	—
Outstanding June 30, 2025	—	$-	$-
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding September 30, 2025	—	$-	$-

As of September 30, 2025, there were no stock options outstanding and exercisable.

As of September 30, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
246,667	246,667	$0.25	—	June 23, 2025
246,667	246,667

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

There were no stock options granted during the three and nine months ended September 30, 2025 and 2024.

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

The following is a summary of RSU activities for the three and nine months ended September 30, 2025 and 2024:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2024	4,989,603	$0.98
Granted	2,573,333	0.52
Vested	(794,579)	1.02
Forfeited	(870,002)	1.11
Outstanding March 31, 2024	5,898,355	$0.75
Granted	231,667	0.54
Vested	(619,908)	1.26
Forfeited	(330,892)	0.71
Outstanding June 30, 2024	5,179,222	$0.69
Granted	605,000	0.24
Vested	(371,425)	0.63
Forfeited	(150,576)	0.72
Outstanding September 30, 2024	5,262,221	$0.64

Outstanding January 1, 2025	5,268,373	$0.65
Granted	4,149,000	0.67
Vested	(1,876,109)	0.60
Forfeited	(246,669)	0.66
Outstanding March 31, 2025	7,294,595	$0.67
Granted	250,002	0.66
Vested	(309,994)	0.91
Forfeited	(16,669)	0.84
Outstanding June 30, 2025	7,217,934	$0.67
Granted	680,706	0.61
Vested	(498,219)	0.58
Forfeited	(347,578)	0.69
Outstanding September 30, 2025	7,052,843	$0.67

During the three and nine months ended September 30, 2025, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.8 million and $2.2 million, respectively, as presented in Salaries, Wages and Benefits on our Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2024, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees' stock purchase plan of $0.4 million and $1.3 million, respectively, as presented in Salaries, Wages and Benefits on our Condensed Consolidated Statements of Operations.

The remaining compensation that has not been recognized as of September 30, 2025 and 2024 with regards to RSUs and the weighted average period in which they will be recognized are $3.0 million and 1.80 years and $2.3 million and 2.02 years, respectively. As of September 30, 2025, all compensation expense with respect to stock options has been recognized.

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

During the three and nine months ended September 30, 2025, the Company issued zero and 264,292 shares, respectively, under the ESPP. During the three and nine months ended September 30, 2024, the Company issued zero and 391,574 shares, respectively, under the ESPP.

As of September 30, 2025 and 2024, total recognized equity-based compensation costs related to ESPP were approximately $171,000 and $222,000, respectively, and are included within additional paid-in capital in the consolidated balance sheets.

ESPP payroll contributions accrued at September 30, 2025 and 2024 totaled approximately $85,000 and $48,000, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

9. INCOME TAXES

The Company’s expected effective tax rate for the three and nine months ended September 30, 2025, and 2024 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

10. COMMITMENTS AND CONTINGENCIES

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

On August 8, 2025, the Company entered into a lease agreement for one V2527-A5 aircraft engine. The lease commenced on August 8, 2025 and will run through the earliest to occur of: (a) the date the agreement is terminated due to the unservicability of the engine as set forth in Section 10(a) of the Engine Lease General Terms Agreement, dated as of January 17, 2024 and attached hereto as Exhibit 10.5; (b) five years after the date the engine was delivered; (c) the date of removal of the engine due to AD 2022-02-09; (d) the date the engine becomes unserviceable as a result of the failure of the existing 600FH Nozzle Guide Vane re-inspection; (e) the date the Engine becomes unserviceable due to failure of the existing 600FH HPT Blade re-inspection; or (f) an FAA Airworthiness Directive falls due that requires removal of Engine from wing. Under the agreement, the Company will pay the lessor a fixed monthly rent for the duration of the lease, plus supplemental rent for maintenance of the aircraft engine.

On August 15, 2025, the Company signed a lease agreement for one V2527-A5 aircraft engine. The term of the two-year lease commenced on October 8, 2025. Under the lease agreement, the Company will pay the lessor a fixed monthly rent for 24 months, plus supplemental rent for maintenance of the aircraft engine.

On August 15, 2025, the Company entered into a lease agreement for one A320 passenger aircraft airframe. The three-year lease commenced on August 28, 2025. Under the lease agreement, the Company will pay the lessor a fixed monthly rent for 36 months. According to the lease terms, at the end of the lease the Company will own the airframe.

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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheet as of September 30, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2025	$2,769	$6,275
2026	10,757	23,052
2027	8,687	20,608
2028	7,522	16,232
2029	6,327	13,820
2030 and thereafter	8,707	30,592
Total minimum lease payments	44,769	110,579
Less amount representing interest	12,611	34,207
Present value of minimum lease payments	32,158	76,372
Less current portion	6,949	14,326
Long-term portion	$25,209	$62,046

The table below presents information for lease costs related to the Company's finance and operating leases in thousands:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of leased assets	$1,642	$1,039	$4,628	$2,163
Interest of lease liabilities	1,113	950	3,295	1,991
Operating lease cost
Operating lease cost (1)	6,995	6,644	14,950	10,556
Short-term lease cost (2)	1,004	996	1,969	1,838
Total lease cost	$10,754	$9,629	$24,842	$16,548

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term
Operating leases	5.62 years	6.08 years
Finance leases	5.01 years	6.58 years
Weighted-average discount rate
Operating leases	14.00%	13.95%
Finance leases	14.62%	14.75%

The table below presents cash and non-cash activities associated with our leases in thousands:

	For The Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,618	$10,507
Financing cash flows from finance leases	$3,783	$1,427

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

11. LOSS PER SHARE

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

The following table shows the computation of basic and diluted earnings per share for the three months ended September 30, 2025 and 2024 in thousands, except share and per share amounts:

	Three Months Ended September 30,
	2025	2024
Numerator:
Net Loss	$(1,959)	$(4,887)
Denominator:
Weighted average common shares outstanding - Basic	64,664,058	60,817,884
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	64,664,058	60,817,884
Basic loss per share	$(0.03)	$(0.08)
Diluted loss per share (1)	$(0.03)	$(0.08)

The following table shows the computation of basic and diluted earnings per share for the nine months ended September 30, 2025 and 2024 in thousands, except share and per share amounts:

	Nine Months Ended September 30,
	2025	2024
Numerator:
Net Loss	$(1,197)	$(10,982)
Denominator:
Weighted average common shares outstanding - Basic	63,649,789	60,024,188
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	63,649,789	60,024,188
Basic loss per share	$(0.02)	$(0.18)
Diluted loss per share (1)	$(0.02)	$(0.18)

(1) There were 17,732,764 warrants and 7,292,844 RSUs outstanding at September 30, 2025 and there were 17,732,764 warrants, 246,667 options, and 5,262,221 RSUs outstanding at September 30, 2024. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the three and nine months ended September 30, 2025 and 2024, as inclusion would have an anti-dilutive effect.

12. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

As mentioned in footnote 3, on June 28, 2021, the Company completed the spin-out of Jetlines to GlobalX stockholders.

As of September 30, 2025 and 2024, amounts due to related parties include the following:

•
Jetlines earned $0 during the three and nine months ended on September 30, 2025, respectively, and it was owed $0, in relation to flights flown by Jetlines for GlobalX. Jetlines earned approximately $0.2 and $1.3 million during the three and nine months ended on September 30, 2024, respectively, and it was owed approximately $18,000, in relation to flights flown by Jetlines for GlobalX.

As described in footnote 4 above, on August 2 and December 21, 2023, the Company issued Secured Notes of $35.7 million to purchasers, including an entity of which its executive remained elected as a member of the Board of Directors of the Company during the last annual stockholders meeting in December 2024.

During the three and nine months ended September 30, 2025 and 2024, Red Oak Partners LLC (“Red Oak Partners”), the Red Oak Fund, LP, The Red Oak Long Fund, LP, and David Sandberg (collectively, the "Reporting Persons") were Section 16 filers with respect to the securities of Global Crossing Airlines Group Inc. As disclosed in a Form 4 filing made by the Reporting Persons on December 24, 2024, several investment funds for which Red Oak Partners, LLC serves as the investment manager, each of which individually owns less than 10% of the outstanding shares of the Company's common stock (the “Investment Vehicles”), purchased an aggregate of 20,000 shares on July 16, 2024 at a price of $.435 per share and 1,142,500 shares on July 16, 2024 at a price of $.45 per share that have been matched against sales by certain of the Investment Vehicles on December 19, 2024 of an aggregate of 1,162,500 shares a price of $.46 per share. The Reporting Persons note that the sales made by the Investment Vehicles represent standard rebalancing transactions made in the ordinary course of business.

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

The Company recognized these proceeds as a capital contribution from stockholders and recorded an increase of $11,926, to additional paid-in capital in its unaudited condensed consolidated statement of changes in equity for the three and nine months ended September 30, 2025.

13. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024, in thousands:

	September 30, 2025	December 31, 2024
Salaries, wages and benefits	$2,688	$2,954
Passenger Taxes	11,143	6,254
Aircraft fuel	275	993
Contracted ground and aviation services	874	1,025
Maintenance	1,649	954
Aircraft Rent	2,921	2,981
Other	3,541	5,257
Accrued liabilities	$23,091	$20,418

14. REVENUE & CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

The following table presents disaggregated revenues by service type for the three and nine months ended September 30, 2025 and 2024 in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2025	2024	2025	2024

Charter	$2,310	$14,987	$48,143	$73,618
ACMI	53,216	36,841	132,067	87,374
Other	2,496	608	5,794	2,825
Total	$58,022	$52,436	$186,004	$163,817

Significant changes in our deferred revenue liability balances during the period and year ended, September 30, 2025 and December 31, 2024, respectively, were as follows in thousands:

	September 30, 2025	December 31, 2024

Beginning Balance	$8,903	$9,896
Revenue Recognized	(8,903)	(9,896)
Amounts Collected or Invoiced	4,898	8,903
Ending Balance	$4,898	$8,903

During the three months ended September 30, 2025, two customers of the Company (referred to herein as “Customer A” and “Customer B”, respectively) accounted for approximately 57% and 13% of the Company's revenue, respectively, and during the nine months ended September 30, 2025, Customer A accounted for approximately 50% of the Company's revenue.

During the three and nine months ended September 30, 2024, Customer A and another customer (“Customer C”) accounted for approximately 48% and 12% and 39% and 13% of the Company's revenue, respectively. The Company expects to maintain these relationships with those customers.

15. SEGMENT INFORMATION

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

16. SUBSEQUENT EVENTS

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft. The two-year lease commenced on October 24, 2025. Under the agreement, the Company will pay the lessor a fixed monthly rent for 27 months, plus supplemental rent for maintenance of the aircraft.

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

Business Developments

During the nine-month period ended September 30, 2025, the team devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the nine month period ended September 30, 2025:

•
Took delivery of one A321 passenger aircraft.
•
Entered into lease agreements for four A319 passenger aircrafts.
•
Purchased one A320 passenger aircraft which had been previously leased by GlobalX.
•
Took delivery of one A320 airframe.
•
Returned one A319 aircraft to the lessor per the terms of the applicable lease.
•
Completed six heavy maintenance events and thirty-three non-heavy maintenance events.
•
Continued to manage the hiring of new crew to match our crew levels to our current aircraft count. In total, we increased our pilot headcount from 140 to 154.

The Cargo Charter Market

GlobalX added the A321F (passenger to freighter) aircraft to its operating certificate during the first quarter of 2023. The Company continues to believe that the A321F will be a highly sought after cargo aircraft over the next few years as a replacement for the aging and retiring B757 freighter fleet. During nine months ended September 30, 2025, we had four cargo aircraft operating. GlobalX has seen over a 185% increase in block hours operated compared to the same period in 2024 attributed to contracts entered into during 2025. The cargo charter market continues to be soft due to, general economic conditions and excess capacity in the North American freight market. In response to this continued slowdown during the quarter, the Company continues to make progress establishing our reputation for on-time performance as the market better understands the capabilities of the A321F aircraft. While the Company cannot predict when the cargo market will recover, GlobalX has taken concrete steps to reduce our financial exposure in 2025 by canceling or deferring freighters ordered while expanding our customer base for the aircraft the Company does have.

The Passenger Charter Market

Unlike the cargo charter market, the passenger charter market continues to demonstrate strong demand. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by colleges and a general increased customer demand, driving increased demand for our services. GlobalX anticipates the high level of demand will continue through the end of the year and well into 2026. To address this demand, the Company has prioritized passenger aircraft deliveries over cargo, devoted sales and operational resources to develop long-term relationships with key customers and to expand the markets served as opportunities arise. Passenger charter services have continued to be the economic engine for GlobalX in 2025.

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

Strategy to Address Competitive Response

The U.S. Charter market continues to evolve as several airlines provide charter aircraft. Specifically, Eastern Airlines Express, Breeze Airways and Avelo continue to dedicate aircraft to charter operations, each of which has increased competition and applied downward pricing pressure on the charter market. It is our expectation that our competitors, including Eastern Airlines Express, will continue to add aircraft to expand their business domestically and in the Caribbean. In response we are focusing on our core business, emphasizing on-time performance, customer service, reinforcing our differentiation of our Airbus product and actively soliciting longer-term contracts with key customers.

Experienced Management Team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as JetBlue Airways, Virgin America, American Airlines, US Airways, Atlas Air, Breeze Airways, DHL, Eastern Airlines Express, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three months ended September 30, 2025 and 2024

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The analysis of GlobalX results for the three month period ended on September 30, 2025 and 2024 requires an understanding of how the Company fundamentally evolved during that time period. 2024 was our third year of full operations and was a period where the Company was focused on securing new customers, entering new markets, and flying to new locations; primarily in the domestic and Caribbean markets.

In 2025, GlobalX has expanded on our existing relationships both domestically and internationally and grew operations in the ACMI market through increased focus on operating for government agencies and other key customers. As the Company grows, operational efficiency and margins have continued to improve. Our key metrics are block hours flown and block hours flown per available aircraft, which are the measures by which the Company tracks commercial activity. While other airlines discuss available seat miles, revenue per available seat mile (“rasm”), and cost per available seat mile (“casm”), these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk and therefore all results are evaluated on a block hour basis.

Revenue & Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended September 30,
Operating Fleet	2025	2024	Inc/(Dec)	% Change

A319	0.3	1.0	(0.7)	-70.0%
A320	10.0	9.7	0.3	3.1%
A321	8.0	5.7	2.3	40.4%
Total Operating Average Aircraft Equivalents	18.3	16.4	1.9	11.6%

Net Aircraft Available	15.9	15.2	0.7	4.8%
Total Block Hours	9,843	7,460	2,383	31.9%
Average Utilization per available aircraft	617.5	490.8	126.7	25.8%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended September 30,
Revenue	2025	2024	Inc/(Dec)	% Change

Charter	$2,310	$14,987	$(12,677)	-84.6%
ACMI	53,216	36,841	16,375	44.4%
Other	2,496	608	1,888	310.3%
Total	$58,022	$52,436	$5,586	10.7%

Block Hours

Charter	178	813	(635)	-78.1%
Sub-service Charter	-	441	(441)	-99.9%
Total Charter	178	1,254	(1,076)	-85.8%
ACMI	9,469	6,408	3,061	47.8%
Subservice ACMI	58	163	(105)	-64.5%
Total ACMI	9,527	6,571	2,956	45.0%
Non Revenue	196	239	(43)	-18.0%
Total	9,901	8,064	1,837	22.8%

Revenue per Block Hour

Charter	$13.0	$12.0	$1.0	8.3%
ACMI	$5.6	$5.6	$-	0.0%

Charter revenue for the period decreased $12.7 million or 84.6%, from $15.0 million in 2024 to $2.3 million in 2025. The rate for Charter flying for the period increased 8.3% from $11,953 per block hour in 2024 to $13,015 per block hour in 2025, creating a $0.2 million increase. There was also a $12.9 million reduction for the period due to charter block hours decreasing 85.8% from 1,254 block hours in 2024 to 178 block hours in 2025. The decrease in charter block hours was due to an intentional focus on increased level of flying on an ACMI basis.

ACMI revenue for the period increased by $16.4 million or 44.4%, from $36.8 million in 2024 to $53.2 million in 2025. This variance was primarily driven by an increase from 6,571 block hours in 2024 to 9,527 block hours in 2025, an increase of 45.0% or 2,956 block hours. This volume accounted for a 101.2% or $16.6 million of the increase during the period.

Other revenue for the period increased by $1.9 million from $0.6 million in 2024 to $2.5 million in 2025. The increase was primarily driven by additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended September 30,
Operating Expenses	2025	2024	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$21,279	$17,404	$3,875	22.3%
Aircraft Fuel	1,340	4,104	(2,764)	-67.3%
Maintenance, materials and repairs	5,153	3,448	1,705	49.4%
Depreciation and amortization	3,245	1,866	1,379	73.9%
Contracted ground and aviation services	3,343	3,281	62	1.9%
Travel	1,708	2,216	(508)	-22.9%
Insurance	1,271	1,627	(356)	-21.9%
Aircraft Rent	14,649	16,031	(1,382)	-8.6%
Other	4,999	4,963	36	0.7%
Total Operating Expenses	$56,987	$54,940	$2,047	3.7%

Salaries, wages, and benefits for the period increased by $3.9 million, from $17.4 million in 2024 to $21.3 million in 2025, or 22.3%, primarily due to the hiring of personnel necessitated by the growing fleet and operations. Our total employees for the period increased 4.4% from 688 in 2024 to 718 in 2025 and pilots for the period increased from 144 in 2024 to 154 in 2025, or 6.9%.

Aircraft fuel for the period decreased by $2.8 million, from $4.1 million in 2024 to $1.3 million in 2025, or 67.3%, primarily driven by the volume of Charter and Non-Revenue block hours for the period which decreased by 64.5% or $2.7 million.

Maintenance, materials, and repairs for the period increased by $1.7 million, from $3.4 million in 2024 to $5.1 million in 2025, or 49.4%. An increase of $1.1 million for the period was primarily due to volume from the increase in both the number of aircraft to 18 aircraft in 2025 and the number of block hours operated which increased 2,382 or 31.9% from 7,460 block hours in 2024 to 9,843 block hours in 2025. Also, an increase of a $0.6 million increase for the period occurred as the rate per block hour increased 13.3% from $462 per block hour in 2024 to $524 per block hour in 2025.

Depreciation and amortization for the period increased $1.4 million, from $1.9 million in 2024 to $3.3 million in 2025 or 74.3%, primarily driven by aircraft deliveries secured on capital leases, the purchase of an A320 aircraft, and an increase in Rotable parts owned.

Travel for the period decreased $0.5 million, from $2.2 million in 2024 to $1.7 million in 2025 or 22.9%. Throughout the period we expanded local hiring in key bases that support our government agency business and the reliance on travel dropped and is a cost that we expect to be a continued focus throughout 2025.

Insurance for the period decreased $0.3 million, from $1.6 million in 2024 to $1.3 million in 2025 or 21.9%, primarily related to the receiving more favorable rates despite the increase in the number of aircraft.

Aircraft rent for the period decreased $1.4 million, from $16.0 million in 2024 to $14.6 million in 2025 or 8.6%, primarily driven by a $2.6 million decrease in short-term ACMI leases from other airlines as increased GlobalX capacity to meet demand was achieved. Adding to the savings was the decrease in the average number of aircraft on operating leases of aircraft in the fleet from 14.4 in 2024 to 13.3 in 2025 decreasing base rent expenses $0.3 million, of which, $0.5 million is due to decreased aircraft, offset by $0.2 million due to average rate across the fleet. The increase in block hours resulted in an increase for the period of $1.5 million in supplemental rent expenses.

Operating income (loss) for the period increased $3.5 million, from an operating loss of $2.5 million in 2024 to an operating income of $1.0 million in 2025. In addition, operating (loss) income as a percentage of revenue for the period improved from (4.4)% in 2024 to 1.8% in 2025. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline focused on achieving scale and profitability. Two factors drove the improved margins. The first factor was utilization as our average utilization per available aircraft grew 25.8% for the period. The second factor was scale. As an example, when measured on a per block hour basis, there were savings on a per block hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended September 30,
Non-Operating Expenses (Income)	2025	2024	Inc/(Dec)	% Change

Interest Expense	$2,990	$2,385	$605	25.4%
Total Non-Operating Expenses (Income)	$2,990	$2,385	$605	25.4%

Interest expense for the period increased $0.6 million, from $2.4 million in 2024 to $3.0 million in 2025, driven by the increase of aircraft on capital lease from 1.0 to 4.0 equivalent aircraft, and the financed purchase of one A320 aircraft.

Net Loss

Net Loss for the period, due to events noted above, improved by $2.9 million, from $4.9 million in 2024 to $2.0 million in 2025.

Nine months ended September 30, 2025 and 2024

Revenue and Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Nine Months Ended September 30,
Operating Fleet	2025	2024	Inc/(Dec)	% Change

A319	0.8	1.0	(0.2)	-20.0%
A320	10.0	9.0	1.0	11.1%
A321	7.9	5.3	2.6	49.1%
Total Operating Average Aircraft Equivalents	18.7	15.3	3.4	22.2%

Net Aircraft Available	16.6	13.8	2.8	20.2%
Total Block Hours	25,072	19,252	5,820	30.2%
Average Utilization per available aircraft	1,512.2	1,395.1	117.0	8.4%

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Nine Months Ended September 30,
Revenue	2025	2024	Inc/(Dec)	% Change

Charter	$48,143	$73,618	$(25,475)	-34.6%
ACMI	132,067	87,374	44,693	51.2%
Other	5,794	2,825	2,969	105.1%
Total	$186,004	$163,817	$22,187	13.5%

Block Hours

Charter	3,211	4,553	(1,342)	-29.5%
Sub-service Charter	367	1,189	(822)	-69.1%
Total Charter	3,578	5,742	(2,164)	-37.7%
ACMI	21,315	14,141	7,174	50.7%
Subservice ACMI	73	634	(561)	-88.5%
Total ACMI	21,388	14,775	6,613	44.8%
Non Revenue	546	558	(12)	-2.2%
Total	25,512	21,075	4,437	21.1%

Revenue per Block Hour

Charter	$13.5	$12.8	$0.7	5.5%
ACMI	$6.2	$5.9	$0.3	5.1%

Charter revenue for the period decreased $25.5 million or 34.6%, from $73.6 million in 2024 to $48.1 million in 2025. The rate for Charter flying for the period increased 5.5% from $12,823 per block hour in 2024 to $13,457 per block hour in 2025, creating a $2.2 million increase. This was primarily offset by a $27.7 million reduction due to charter block hours decreasing 37.7% from 5,742 block hours in 2024 to 3,578 block hours in 2025. The decrease in charter block hours was due to an intentional focus on increased level of flying on an ACMI basis.

ACMI revenue for the period increased by $44.7 million or 51.2%, from $87.4 million in 2024 to $132.1 million in 2025. This variance was primarily driven by an increase from 14,141 block hours in 2024 to 21,388 block hours in 2025, an increase of 44.8% or 6,613 block hours. This volume accounted for 87.5% or $39.1 million of the increase during the period. The average revenue per block hour for the period increased by $261 per block hour from $5,914 per block hour in 2024 to $6,175 per block hour in 2025. The rate increase accounted for $5.6 million or 12.5% of the increase during the period. The primary driver for the increase was related to both high market demand and a shortage of supply as competitors reduce capacity.

Other revenue for the period increased by $3.0 million from $2.8 million in 2024 to $5.8 million in 2025. The increase was primarily driven by additional ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Nine Months Ended September 30,
Operating Expenses	2025	2024	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$59,979	$50,923	$9,056	17.8%
Aircraft Fuel	11,782	17,904	(6,122)	-34.2%
Maintenance, materials and repairs	14,413	9,026	5,387	59.7%
Depreciation and amortization	8,099	4,476	3,623	80.9%
Contracted ground and aviation services	14,123	14,941	(818)	-5.5%
Travel	6,988	9,185	(2,197)	-23.9%
Insurance	3,808	4,815	(1,007)	-20.9%
Aircraft Rent	43,809	43,554	255	0.6%
Other	15,582	13,573	2,009	14.8%
Total Operating Expenses	$178,583	$168,397	$10,186	6.0%

Salaries, wages, and benefits for the period increased by $9.1 million, from $50.9 million in 2024 to $60.0 million in 2025, or 17.8%, primarily due to the hiring and training of pilots and other airline personnel necessitated by the growing fleet and operations. Total employees increased 4.4% from 688 to 718 and pilots increased from 144 in 2024 to 154 in 2025 or 6.9%.

Aircraft fuel for the period decreased by $6.1 million, from $17.9 million in 2024 to $11.8 million in 2025, or 34.2%. The volume of Charter and Non-Revenue block hours for the period decreased by 26.5% or $4.7 million, while base jet fuel price decreased 10.5% or $1.4 million.

Maintenance, materials, and repairs for the period increased by $5.4 million, from $9.0 million in 2024 to $14.4 million in 2025, or 59.7%. $1.6 million cost increase for the period was primarily due to volume from the increase in both the number of aircraft to an all-time Company high of 19 aircraft in 2025 and the number of block hours operated which increased 5,820 or 30.2% from 19,252 block hours in 2024 to 25,072 block hours in 2025. Also, a $2.7 million increase for the period occurred as the rate per block hour increased 22.6% from $469 per block hour in 2024 to $575 per block hour in 2025, driven by repairs of some high value Rotable parts.

Depreciation and amortization for the period increased $3.6 million, from $4.5 million in 2024 to $8.1 million in 2025 or 81.1%, primarily driven by aircraft deliveries secured on capital leases, the purchase of an A320 aircraft, and an increase in Rotable parts owned.

Contracted ground and aviation services for the period decreased by $0.8 million, from $14.9 million in 2024 to $14.1 million in 2025, or 5.5%. An increase in ACMI block hours, which drive these expenses to be passed through to the customer, and decreased Charter block hours resulted in lower expenses.

Travel for the period decreased $2.2 million, from $9.2 million in 2024 to $7.0 million in 2025 or 23.9%. Throughout the period we expanded local hiring in key bases that support our government agency business and the reliance on travel dropped and is a cost that we expect to be a continued focus throughout 2025.

Insurance for the period decreased $1.0 million, from $4.8 million in 2024 to $3.8 million in 2025 or 20.9%, primarily related to the receiving more favorable rates despite the increase in the number of aircraft.

Aircraft rent for the period increased $0.3 million, from $43.5 million in 2024 to $43.8 million in 2025 or 0.6%, primarily driven by $6.8 million decrease in short-term ACMI leases from other airlines as increased GlobalX capacity to meet demand was achieved. Offsetting the savings was the increase in the average number of aircraft, on operating leases of aircraft in the fleet from 13.5 in 2024 to 14.4 in 2025 increasing base rent expenses $2.0 million, of which $1.4 million or 68% is due to increased aircraft and $0.6 million or 32% is due to average rate across the fleet. Also, the increase in block hours resulted in an increase for the period of $5.1 million in supplemental rent expenses.

Operating income (loss) for the period improved $12.0 million, from an operating loss of $4.6 million in 2024 to an operating income of $7.4 million in 2025. In addition, operating (loss) income as a percentage of revenue for the period improved from (2.8%) in 2024 to 4.0% in 2025. This was a direct result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline focused on achieving scale and profitability. Several factors drove the improved margins. The first factor was rates as the Company was able to secure higher rates for ACMI contracts. The Company’s ACMI rate for the period grew 4.4%, from $5,914 per block hour in 2024 to $6,175 per block hour in 2025. The second factor was utilization as our average utilization per available aircraft grew 8.4% for the period. The third factor was scale. As an example, when measured on a per block hour basis, there were savings on a per block hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Nine Months Ended September 30,
Non-Operating Expenses (Income)	2025	2024	Inc/(Dec)	% Change

Interest Expense	$8,233	$6,403	$1,830	28.6%
Total Non-Operating Expenses (Income)	$8,233	$6,403	$1,830	28.6%

Interest expense for the period increased $1.8 million from $6.4 million in 2024 to $8.2 million in 2025, driven by the increase of aircraft on capital lease from 1.8 to 4.0 equivalent aircraft, and the financed purchase of one aircraft.

Net Loss

Net Loss for the period, due to events noted above, improved by $9.8 million from a net loss of $11.0 million in 2024 to a net loss of $1.2 million in 2025.

Liquidity and Capital Resources

As of September 30, 2025, the Company had approximately $7.1 million in unrestricted cash and cash equivalents and approximately $0.2 million in restricted cash, a decrease of approximately $5.3 million and a decrease of approximately $1.5 million, respectively, from December 31, 2024, primarily due to new aircraft deliveries, deposits, and net loss. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing.

Net Cash provided by operating activities during the nine months ended September 30, 2025 increased $11.7 million to $9.5 million, consisting primarily of $23.6 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $3.3 million in interest on finance leases, $0.8 million of net loss, $2.2 million of share-based payments, $1.7 million of decrease in accounts receivable and $1.5 million of increase in accounts payable. These were partially offset by $15.6 million of decrease in operating lease obligations, $4.8 million of decrease in accrued liabilities and other liabilities, and $1.8 million of increase in prepaid expenses and other current assets. Net Cash used in operating activities during the nine months ended September 30, 2024 decreased $4.5 million to $2.3 million, consisting primarily of $11.0 million of net loss, $8.6 million of decrease in accrued liabilities and other liabilities, $10.5 million of decrease in operating leases obligations, and $0.4 million of increase in assets held for sale. These were partially offset by $3.4 million of increase in accounts receivable, $5.3 million of increase in accounts payable, and $15.5 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $2.0 million in interest on finance leases, $1.3 million of share-based payments, $0.4 million of credit losses, and $0.1 million of increase in prepaid expenses and other current assets.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of September 30, 2025, the Company had total of $21.3 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of September 30, 2025, the Company had total of $87.3 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $44.3 million in notes payable included in the current and non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of January 1 to September 30, 2025 with fourteen passenger aircraft and four cargo aircraft and expects the fleet to increase to sixteen passenger aircraft and remain at four cargo aircraft by the end of 2025. In an effort to achieve the number of aircraft deliveries in 2025, the Company currently has five aircrafts under lease with partial or total deposits paid. The Company plans to add three passenger aircraft to its fleet in 2026.

During the nine months ended September 30, 2025, net cash used in investing activities increased $5.4 million to $11.7 million, consisting of $10.0 million of Purchases of property and equipment and $1.7 million of increase of deposits, deferred costs and other assets. During the nine months ended September 30, 2024, net cash used in investing activities decreased $1.5 million to $6.3 million, consisting of $5.0 million of Purchases of property and equipment and $1.3 million of increase of deposits, deferred costs and other assets.

During the nine months ended September 30, 2025, net cash used in financing activities increased $3.3 million to $4.6 million of net cash used in financing activities, consisting primarily of $3.8 million of Principal payments on finance leases and $0.7 million of principal payments on note payable. During the nine months ended September 30, 2024, net cash used in financing activities increased $27.7 million to $1.3 million, consisting primarily of $1.4 million of Principal payments on finance leases.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2025. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Aircraft Airframe Finance Lease Agreement between TVPX Aircraft Solutions, Inc., not in its individual capacity but solely as Owner Trustee, and Global Crossing Airlines, Inc.
10.2	Certificate of Acceptance (MSN 2840), by Global Crossing Airlines, Inc., to TVPX Aircraft Solutions Inc., not in its individual capacity but solely as Owner Trustee.
10.3	IATA Document No. 5016-01 Master Short-term Engine Lease Agreement October 2012, prepared in conjunction with the Aviation Working Group.
10.4	Lease Agreement ESN V12844, dated as of August 15, 2025 between Gryphon Trading Company, LLC, and Global Crossing Airlines, Inc.
10.5	Engine Lease General Terms Agreement, dated as of January 17, 2024 between WWTAI Airopco 1 Bermuda LTD., and Global Crossing Airlines, Inc.
10.6	Equipment Schedule No. 3, dated as of August 8, 2025 between WWTAI Airopco 1 Bermuda LTD., and Global Crossing Airlines, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished, rather than filed, herewith, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2025 Global Crossing Airlines Group Inc.

By: /s/ Ryan Goepel

Ryan Goepel,

President & Chief Financial Officer