Form 10-K
period 2025-12-31
Global Crossing Airlines Group Inc.
filed 2026-03-05
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (786) 751-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001
Class A and B non-voting common stock, par value $0.001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the CBOE Canada on June 30, 2025 was $27,173,759.

The total number of the registrant’s shares outstanding as of March 2, 2026 was 66,351,785 shares, consisting of 51,725,365 shares of Common Stock, 5,537,313 shares of Class A Non-Voting Common Stock, and 9,089,107 shares of Class B Non-Voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not included herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on management’s beliefs and assumptions and on information currently available to management. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements relating to our future actions, intentions, plans, strategies, objectives, results of operations, cash flows and the adequacy of or need to seek additional capital resources and liquidity. Without limiting the foregoing, words such as “may,” “should,” “expect,” “project,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “budget,” “forecast,” “predict,” “potential,” “continue,” “should,” “could,” “will” or comparable terminology or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control. Such factors include, but are not limited to, general economic conditions; competition within our industry; our reliance on third-party specialists and other commercial partners to perform functions integral to our operations; our limited operating history and history of net losses; our ability to achieve and maintain profitability; our ability to purchase or lease additional aircraft on favorable terms to execute our growth strategy; the availability and price of aircraft fuel and its impact on charter operations; increased labor costs in the airline industry; our ability to obtain sufficient airport gates and landing slots at desirable airports; the impact of tariffs or trade restrictions on aircraft and related parts; legislative requirements or changes which could render our products or services less competitive or obsolete; our failure to successfully develop new products and/or services or to anticipate current or prospective customers’ needs; price increases; limits to employee capabilities; delays, reductions, or cancellations of our contracts with customers, suppliers or other parties; sufficiency of working capital, capital resources and liquidity; the impact of climate change regulations on our operations and costs; cybersecurity risks and potential data breaches; our dependence on the A320 family of aircraft and vulnerability to any design defects or mechanical problems associated with this aircraft type; conflicts of interest between our significant investors and our other stakeholders; volatility of our operating results and share price; geopolitical instability affecting our international operations; terrorist attacks or security concerns affecting air travel demand; economic conditions affecting discretionary travel spending; our significant aircraft-related fixed obligations under lease and debt arrangements; and other factors detailed herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item “1A. Risk Factors”, included elsewhere in this report.

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

PART I

ITEM 1. BUSINESS

Overview

Global Crossing Airlines Group Inc. (“GlobalX” or the “Company”) operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft (“A320”). GlobalX’s business model is to (1) provide services on an Aircraft, Crew, Maintenance and Insurance (“ACMI”) basis using wet lease contracts to airlines whereby we provide aircraft, crew, maintenance and insurance to customers, and (2) on a Full Service (“Charter”) basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, the Caribbean Islands, and Central and South America.

The Company was originally incorporated in British Columbia, Canada on September 2, 1966 under the name Shasta Mines & Oil Ltd. On February 4, 1975, the Company changed its name to International Shasta Resources Ltd. On May 20, 1994, the Company changed its name to Consolidated Shasta Resources Inc. On November 23, 1994, the Company changed its name again to Lima Gold Corporation and on September 21, 1999, the Company again changed its name to International Lima Resources Corp. On March 1, 2004, the Company changed its name to Crosshair Exploration & Mining Corp. On June 1, 2004 the Company transitioned (from a provincially incorporated entity to a federally incorporated entity) under the Business Corporation Act of British Columbia. On October 28, 2011, the Company changed its name to Crosshair Energy Corporation. On September 17, 2013, the Company changed its name to Jet Metal Corp. On February 28, 2017, the Company continued as a corporation governed by the Canada Business Corporations Act and changed its name to Canada Jetlines Ltd.

On June 23, 2020, the Company (at the time named Canada Jetlines Ltd.) consummated a business combination with Global Crossing Airlines, Inc., with the Company as the surviving company.

On December 22, 2020, the Company changed its jurisdiction of incorporation from the Province of British Columbia, Canada, to the U.S. State of Delaware (the “U.S. Domestication”). In connection with the U.S. Domestication, the Company changed its name to “Global Crossing Airlines Group Inc.”

Operations

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX remains competitive by providing services on an ACMI and Charter basis to airlines operating within the United States and throughout North and South America, developing aircraft interchanges with leading European charter/tour operators, and providing charter flights for non-airline customers.

GlobalX’s passenger aircraft fleet is built on the Airbus A320-200 fleet family. GlobalX started operations with one leased A320 in 2021 and it has a fleet of sixteen aircraft as of December 31, 2025 with plans to increase to twenty-one within the next 12 months.

GlobalX’s cargo aircraft fleet is based on the Airbus A321 aircraft type. GlobalX started operations with one lease A321F aircraft in January 2023 and it has a fleet of four aircraft as of December 31, 2025 and plans to remain at four aircraft for the next 12 months.

Location of Operations Bases

GlobalX operates primarily from a single geographic base:

•
Miami International Airport (“MIA”) – GlobalX’s main base of operations is MIA, and, pursuant to its Airline Use Agreement with MIA, GlobalX (1) operates charter flights out of Concourse E, and rents office space and operates its ticket counters, and (2) maintains a maintenance office for its maintenance staff and for storage of all aircraft records, as well as spare parts and consumables storage, with loading dock capabilities. While we do have an Airline Use Agreement in place with MIA, it does not guarantee the availability of boarding gates or landing slots at that airport.

GlobalX also maintains additional crew and operations at the following locations:

•
San Antonio International Airport in San Antonio, Texas.
•
Alexandria International Airport in Alexandria, Louisiana.
•
Mesa Gateway Airport in Mesa, Arizona.

•
Valley International Airport in Harlingen, Texas.

Employees

GlobalX had approximately 661 and 678 full time employees as of December 31, 2025 and 2024, respectively.

Government Regulation

Aviation Regulation

The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the U.S. Department of Transportation (the “DOT”) and the U.S. Federal Aviation Administration (the “FAA”). The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.

The U.S. government has negotiated “open skies” agreements with many countries, which allow for largely unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. In countries with which the U.S. government has not negotiated “open skies” agreements, access between the United States and the applicable foreign country is more restricted which consequently limits our operations in these jurisdictions.

The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate (the process of obtaining such certificate is referred to as the Certification Process). We currently hold an FAA air carrier certificate.

GlobalX has a Part 121 Air Carrier Certification from the FAA. The FAA uses the Certification Process to ensure that the applicant (also referred to as a Certificate Holder) is able to design, document, implement, and audit safety critical processes that do two things: (1) comply with regulations and safety standards; and (2) manage hazard-related risks in the operating environment.

The FAA also uses the Certification Process to determine whether an applicant can conduct business in a manner that complies with all applicable regulations and safety standards and allows the applicant to manage the hazard-related risks in its operating systems and environment. The Certification Process is designed to preclude the certification of applicants who are unwilling or unable to comply with regulations or to conform to safe operating practices.

The Certification Process assures that the applicant’s processes, programs, systems, and intended methods of compliance are thoroughly reviewed, evaluated, and tested. Once completed, the Certification Process provides confidence that the applicant’s infrastructure (programs, methods, and systems) results in continued compliance and provides the applicant with the ability to manage hazard related risks in its operating systems and environment.

The FAA will not issue an air carrier certificate until the Safety Analysis and Promotion Division management, the Certification and Evaluation Program Office management, and the Air Carrier Safety Assurance Management are confident and agree that the prospective certificate holder is able to provide service at the highest possible degree of safety in the public interest.

As Title 49 of the United States Code (“USC”) states below, safety is both a priority and a legal responsibility of the Certificate Holder. It is the FAA’s responsibility to ensure that the Certificate Holder understands and accepts this duty before issuing the Air Carrier Certification. The FAA receives its authority from:

•
Title 49 USC, Section 44702, Issuance of Certificates states “When issuing a certificate under this part, the Administrator shall consider the duty of an air carrier to provide service with the highest possible degree of safety in the public interest … ”
•
Title 49 USC, Section 44705, Air Carrier Operating Certificates, states “The Administrator of the Federal Aviation Administration shall issue an air carrier operating certificate to a person desiring to operate as an air carrier when the Administrator finds, after investigation, that the person properly and adequately is equipped and able to operate safely under this part and regulations and standards prescribed under this part.”

To ensure that the policies listed above are followed, the FAA:

•
Verifies that the applicant can operate safely and that the applicant complies with the regulations and standards prescribed by the FAA administrator before issuing an air carrier operating certificate and before approving or accepting air carrier programs.
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

Security Regulation

The U.S. Transportation Security Administration (the “TSA”) and the U.S. Customs and Border Protection (“CBP”), each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. To our knowledge, we are currently in compliance with all directives issued by such agencies. We cannot forecast what additional security and safety requirements may be imposed in the future or the cost or revenue impact that would be associated with complying with such requirements.

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

We are also subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us.

GHG Emissions

Concern about climate change and greenhouse gases has resulted, and may result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the International Civil Aviation Organization (“ICAO”), an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new carbon dioxide (“CO2”) certification standards for new aircraft beginning in 2020. These standards, known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), aim to cap net CO2 emissions from international civil aviation at 2020 levels. The CORSIA framework requires airlines to monitor, report, and offset their emissions above a certain threshold. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. In August 2020, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO CORSIA standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. These final standards have been challenged by several states and environmental groups. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within the ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time. On November 23, 2022, the

EPA published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on January 1, 2023. The costs of complying with our future obligations under CORSIA are uncertain because there is significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. There may be future rulemaking that may result in stricter GHG emissions standards than those contained in the proposed rule.

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

Corporate Information

Our principal executive offices are located at Building 5A, Miami International Airport, Miami, Florida 33166 and our telephone number is (786) 751-8550.

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains our public filings and other information regarding the Company, at www.sec.gov. We also post on the “Investor” page of our website, www.globalxair.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics which applies to all directors and all our employees, and the charters of our Audit, Compensation, Nominating and Governance and Safety committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.

We are also a reporting issuer under the securities laws of every province of Canada except for Quebec.

ITEM 1A. RISK FACTORS

Risk Factors Relating to Our Business

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

GlobalX has been in the build-out stage of the airline and as a result, investors are unable and may be unable for the next several years to review and consider any significant operational history to evaluate future viability or profitability. GlobalX will be subject to the risks, difficulties and uncertainties associated with a start-up airline. The likelihood of GlobalX’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of a business operation in a competitive industry and the development of a customer base. GlobalX could also sustain material losses in the future. GlobalX’s future performance will depend upon a number of factors, including its ability to:

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

GlobalX has historically had and continues to have negative cash flow from operating activities. It is anticipated that GlobalX will continue to have negative cash flow for the foreseeable future. If our revenue does not increase to offset the expected increases in our operating expenses or if our operating expenses are not contained, then we will not be profitable in future periods. Continued losses may have the following consequences:

•
increasing GlobalX’s vulnerability to general adverse economic and industry conditions;
•
limiting GlobalX’s ability to obtain additional financing to fund future working capital, capital expenditures, operating costs and other general corporate requirements; and
•
limiting GlobalX’s flexibility in planning for, or reacting to, changes in its business.

Our ability to purchase or lease aircraft on favorable terms will have a significant impact on our operating performance, need for capital and profitability.

To operate in accordance with its business plan, GlobalX will need to acquire or lease additional aircraft. While GlobalX does not anticipate any difficulties in entering into satisfactory leasing arrangements or purchase agreements for additional aircraft, there is no guarantee that we will be able to enter into agreements for additional aircraft on terms satisfactory to us, or at all.

The terms of GlobalX’s leasing arrangements and purchase agreements will impact the potential profitability of GlobalX’s business. If we are unable to acquire or lease additional aircraft on satisfactory terms, then we will be unable to operate in accordance with its business plan. GlobalX’s ability to pay any fixed costs associated with aircraft lease or purchase contractual obligations will depend on GlobalX’s operating performance, cash flow, its ability to secure adequate financing, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improvement in the United States economy, as well as general economic and political conditions and other factors that are, to a large extent, beyond GlobalX’s control.

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

If one or more of these inputs and assumptions is incorrect or fails to occur as anticipated, then there is a risk that GlobalX’s business model may not be implemented as anticipated and GlobalX may suffer a material adverse effect.

In addition, to successfully implement our growth strategy, we will require access to an additional number of airport gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, then we may be unable to compete in those markets, our aircraft utilization rate could decrease, and we could suffer a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be able to enter into these arrangements on terms that we deem desirable or at all. Our Airport Use Agreement with Miami International Airport does not guarantee availability of boarding gates or landing slots at that airport.

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

As GlobalX’s business evolves and grows, its business plans may change significantly. GlobalX may need to make significant modifications to some or all of GlobalX’s stated strategies depending on future events or developments in the marketplace. We may struggle to adapt our business plan or fail to anticipate the changes that are necessary in order for our business to be successful. The execution of GlobalX’s business plan is capital intensive and may become subject to statutory or regulatory requirements.

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

There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to GlobalX. If additional financing is raised by GlobalX through the issuance of its securities, shareholders may suffer significant dilution. If additional financing is not available, or if available, not available on satisfactory terms, then this could result in a material adverse effect or could require GlobalX to reduce, delay, scale back or eliminate portions of its actual or proposed operations or could prevent GlobalX from continuing as a going concern.

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

Our business may become subject to disruption due to unscheduled maintenance and variability in fuel costs.

Given the limited number of aircraft GlobalX currently operates, if one or more aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, GlobalX could suffer material adverse financial and reputational impacts.

Our business has been and in the future may be materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, Russia’s ongoing conflict in Ukraine, ongoing conflicts throughout the Middle East, changes in demand from major petroleum users such as China, and increases in competing energy sources are examples of these trends.

GlobalX will be dependent on fuel to operate its business. Fuel supply is impacted by a host of global events outside of GlobalX’s control, such as significant weather events, market speculation, geopolitical tensions, refinery capacity, government taxes and levies, and GlobalX demand and supply. A significant change in fuel availability would materially affect GlobalX’s projected operating results and growth strategy.

We operate a limited number of aircraft types.

Critical to GlobalX’s business model is a supply of modern and cost-effective aircraft that can service the various sectors required to fly GlobalX’s planned route network. If the A320 family of aircraft is not available in accordance with GlobalX growth strategy or if the aircraft lease or maintenance costs increase drastically, then there could be a material impact on GlobalX’s growth strategy, cost structure and potential profitability. In addition, a switch to a different family of aircraft could have a material adverse effect on our cost structure.

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

We consider our intellectual property rights, particularly our branding rights such as our trademark applicable to our airline, to be a significant and valuable aspect of our business. We aim to protect our intellectual property rights through a combination of trademark, copyright and other forms of legal protection, contractual agreements and policing of third-party misuses of our intellectual property, but cannot guarantee that such efforts will be successful. Our failure to obtain or adequately protect our intellectual property or any change in the law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations, either of which may adversely affect our business and financial results.

Our quarterly results of operations fluctuate due to a number of factors, including seasonality.

The charter airline industry is seasonal. The demand for and the pricing of charter services does fluctuate throughout the year, as it does with most air travel industries. Historically, demand for air travel can vary greatly on a month to month basis different customers due to seasonality. This can be offset by managing the customer mix, longer term contracts with guaranteed minimum hours and focusing on different geographies. In as much as GlobalX has fixed costs relating to air crews, insurance, leases, rent, and other payments, lower periods of demand, combined with lower prices, could lead to negative cash flow and earnings for a given period.

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

Inflation may have an adverse impact on our business, results of operations and financial condition.

In recent years, inflation increased throughout the U.S. economy. In response, the Federal Reserve raised certain benchmark interest rates in an effort to combat inflation. Inflation can adversely affect us by resulting in increased costs of goods and services, including those GlobalX uses in its operations, which would increase GlobalX’s expenses. In addition, GlobalX’s customers could also be affected by inflation, which could have a negative impact on demand for air travel. If the U.S. economy continues to feel the effects of inflationary pressures, then GlobalX’s business, results of operations and financial condition could be materially adversely affected.

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

GlobalX currently has and intends to maintain a non-unionized workforce. In the event that unionization activities occur with its workforce, GlobalX will incur increased labor costs. Increased labor costs will negatively impact GlobalX’s cost structure and will adversely affect GlobalX’s ability to successfully operate its business.

Many factors could affect our ability to control our costs and to maintain a low cost structure.

Our business plan calls for our operations to be based out of three primary hubs; MIA, AEX and HRL, with the vast majority of our projected flights consisting of daily round trips departing from and returning to their respective bases. If we are unable to continue to secure operating capacity at these hubs for our operations or planned expansion, then our business will be substantially harmed. And, assuming that we do obtain operating capacity at these locations, there is no guarantee that the fees and other costs related to operating out of these locations will not increase. Our operating performance and results of operations could be harmed by any such increase in fees or costs charged by the airport.

We rely heavily on technology and automated systems to operate our business and any failure of these technologies or systems or failure by their operators could harm our business.

We have put in place a significant amount of information technology and automated systems to operate our business. The functionality of these systems is one of the keys to achieving low operating costs. These systems include a computerized airline reservation system, flight operations system, financial planning, management and accounting systems, telecommunications systems, website and maintenance systems. For our operations to work efficiently, all of our systems will need to be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. If any of our operational systems fail or experience interruptions, then we could lose a significant amount of revenue and experience operational difficulties which could lead to reputational harm and have a material adverse impact on our business.

Unauthorized breach of our information technology infrastructure could compromise the personally identifiable information of our passengers, prospective passengers or personnel and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of government regulation or a significant data breach may adversely affect the Company’s business. In our regular business operations, we collect, transmit, process and store sensitive data, including personal and financial information of our customers and employees such as payment processing information and information of our business partners. GlobalX depends on the ability to use information we collect to provide our services and operate our business.

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

Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

We expect to be subject to stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures and any future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Future operations and financial results may vary as a result of environmental laws and regulations. Compliance with environmental laws and regulations that may be applicable to us in the future could increase our cost base and could have a material adverse effect on our business, results of operations and financial condition. Governmental authorities in several U.S. and foreign cities are also considering or have already implemented aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings, which could adversely affect our operations going forward, particularly if locally-imposed regulations become more restrictive or widespread.

Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business.

Executive orders could affect GlobalX’s business, operations, strategies and increase GlobalX’s costs of compliance. Any such changes may make it more difficult and/or more expensive for GlobalX to acquire or lease new aircraft or engines and parts to maintain existing aircraft or engines or make flying less profitable. GlobalX also faces uncertainty regarding increased tariffs under the second Trump Administration, which could result in retaliatory tariffs imposed on U.S. businesses from countries affected by such tariffs. While GlobalX cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, the tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact GlobalX’s business, results of operations, and financial condition. Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on GlobalX’s fleet, business, financial condition and results of operations. To the extent that any such changes have a negative impact on us or the airline industry, including as a result of related uncertainty, these changes may materially and adversely impact GlobalX’s business, financial condition, results of operations and cash flows.

Non-compliance with regulations and guidelines for minimizing aircraft emissions and their impact on climate change.

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

In addition, the ICAO endorsed the implementation of CORSIA. CORSIA aims to achieve carbon-neutral growth in the global aviation sector from 2021 to 2035. It mandates airlines to offset the increase in CO2 emissions, relative to an ICAO-defined baseline, for a significant majority of international flights. This offsetting is accomplished through the acquisition of carbon offsets or the utilization of low-carbon fuels.

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

We expect to lease or finance the majority of our aircraft. Our ability to pay the fixed costs associated with our contractual obligations under these leases and debt arrangements will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition.

Rising maintenance and repair costs could adversely affect cash flow and results of operation.

As we anticipate taking delivery of all aircraft fresh from maintenance, our initial maintenance costs will in all likelihood be lower at delivery of the aircraft and rise throughout the term of the lease or ownership of the aircraft. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will likely be incurred at approximately the same intervals. Moreover, because much of our current fleet has been acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will likely occur at roughly the same time, meaning we will likely incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities could result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue. In addition, we anticipate that the terms of our lease agreements will require us to pay supplemental rent, also known as maintenance reserves, to be paid to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.

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

These factors can adversely affect the results of our operations, our ability to obtain financing on acceptable terms, and our liquidity generally. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for leisure, visiting friends and relatives, and business travel. For many travelers, in particular leisure travelers visiting friends and relatives, air transportation is a discretionary purchase that they can eliminate from their spending in difficult economic times. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.

Risks associated with our presence in international emerging markets, including political or economic instability, and failure to adequately comply with existing legal requirements, may materially adversely affect us.

We sometimes operate in countries with less developed economies, legal systems, financial markets and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.

We emphasize compliance with all applicable laws and regulations and implement and refresh policies, procedures and certain ongoing training of our employees, third-party specialists and partners with regard to business ethics and key legal requirements; however, we cannot assure you that our employees, third-party specialists or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, then we may be subject to sanctions. In the event we believe or have reason to believe our employees, third-party specialists or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs which in turn may have a material adverse effect on our reputation, business, results of operations and financial condition.

We face limits on foreign ownership and control.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, we restrict voting of shares of capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted or controlled, directly or indirectly, by persons who are not U.S. citizens and that our president and at least two-thirds of the members of our board of directors be U.S. citizens.

To be considered a U.S. citizen, you must be: (1) an individual who is a citizen of the U.S.; (2) a partnership each of whose partners is an individual who is a citizen of the U.S.; or (3) a corporation or association organized under the laws of the U.S. or a state, the District of Columbia, or a territory or possession of the U.S., of which the president and at least two-thirds of the board of directors and other managing officers are citizens of the U.S., which is under the actual control of citizens of the U.S., and in which at least 75 percent of the voting interest is owned and controlled by persons that are citizens of the U.S.

No shares of stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which is referred to as the foreign stock record. Further, no shares of a non-U.S. citizen’s capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law.

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

International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations based on the large number of countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, then our business could be significantly harmed.

Risk Factors Relating to Ownership of Our Common Stock

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

Our common stock has traded on the OTCQB at a price of less than $5.00 per share and, as a result, is considered a “penny stock” by the SEC and subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which generally define a “penny stock” to be any equity security that is not listed on a qualified national securities exchange and that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of our common stock being subject to the rules on penny stocks, the liquidity of our common stock may be adversely affected.

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

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, then the price of our stock could decline.

The trading market for our common stock and our Class B Non-Voting Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, then the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, then the price of our stock could decline. If one or more of these analysts cease to cover our stock, then we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Insiders will continue to have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 48% of our outstanding common stock . As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock and our Class B Non-Voting Common Stock.

Exercise of our warrants or conversion of our Class A Non-Voting Common Stock may dilute the ownership interest of existing stockholders.

Holders of our outstanding warrants and our Class A Non-Voting Common Stock may elect to convert their securities into shares of our common stock. As a result, the conversion of some or all of the convertible securities may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the convertible securities could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible securities may encourage short selling by market participants because the conversion of the convertible securities could depress the price of our common stock.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business. We do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.

Our corporate charter and Bylaws include provisions limiting voting and ownership by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our Certificate of Incorporation and Bylaws restrict voting of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, that no more than 49.9% of our outstanding stock be owned (beneficially or of record) by persons who are not U.S. citizens and that our president and at least two-thirds of the members of our board of directors and senior management be U.S. citizens. Our Bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our Bylaws also provide that any transfer or issuance of our stock that would cause the amount of our stock owned by persons who are not U.S. citizens to exceed foreign ownership restrictions imposed by federal law will be void and of no effect.

Our Bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, then shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. To our knowledge, we are currently in compliance with these ownership restrictions.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations, including the rules of national securities exchanges, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.

We expect that we will need to hire additional accounting, finance, and other personnel as we continue to grow to comply with public company reporting requirements, as a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We may experience volatility in the trading price of our shares due to fluctuations in our quarterly operating results or other factors.

Significant fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Trading in the shares of our common stock has been volatile, often has limited volume and is subject to fluctuations in response to various factors, some of which are beyond our control. Accordingly, the valuation ascribed to us and our common stock may not be indicative of the price that will prevail in the trading market in the future. Any of the factors in this Annual Report on Form 10-K could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

GlobalX’s Audit Committee, comprising board members and senior management from various departments including IT, operations, legal, risk management, and others, diligently engage in regular cybersecurity risk assessments. These comprehensive assessments are designed to proactively identify potential threats, vulnerabilities, and risks that could impact the integrity and security of the company’s airline systems, data infrastructure, and operational continuity. Evaluations span critical areas such as safeguarding flight systems, protecting passenger data, and mitigating operational disruptions.

Moreover, the Audit Committee remains committed to providing timely updates and detailed reports, offering insights into the airline’s cybersecurity posture, ongoing initiatives, prevalent incident trends, and active remediation efforts. These reports are meticulously crafted, incorporating key metrics, performance indicators, and actionable recommendations aimed at continual enhancement.

The Board of Directors (the “Board”) conducts periodic reviews of GlobalX’s cybersecurity policies, procedures, and controls. These reviews are pivotal in ensuring the ongoing effectiveness of the company’s cybersecurity framework and its alignment with emerging threats and evolving industry best practices. Regular updates are meticulously implemented in an effort to fortify the company’s cybersecurity resilience in response to emerging risks and evolving regulatory requirements.

On May 5, 2025, the Company learned of unauthorized activity within its computer networks and systems supporting portions of its business applications, which the Company determined to be the result of a cybersecurity incident. Upon learning of this activity, the Company immediately (1) activated its incident response protocols and third-party cybersecurity experts to assist with containment and mitigation activities and to investigate the nature and scope of the incident and (2) took actions to contain and isolate the affected servers and prevent further intrusion. The Company also promptly notified law enforcement and fully coordinated with them.

The Company conducted an investigation and concluded that none of its operations were disrupted or negatively impacted by the incident or resulted in any material effect on the Company, or its financial condition or results of the operation. In addition, the Company has complied with all federal, state and local requirements for disclosure in regards to the incident.

As of December 31, 2025, and 2024, GlobalX remains proud to report that it has not encountered any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, the Company.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

On October 8, 2021, a former executive of the Company, Mr. Mark Morabito, was alleged to have committed insider trading by transferring shares to his spouse while in possession of undisclosed material information. Consequently (i) Mr. Morabito resigned as a director and officer of the Company on December 12, 2019; (ii) the Company underwent an organizational restructuring with a change of leadership of the Company and the moving of the headquarters of the Company to the United States in June 2020; and (iii) the Company adopted an Insider Trading Policy applicable to all employees, directors and officers. Mr. Morabito (joined by GlobalX) appealed to the British Columbia Court of Appeal regarding an abuse of process hearing. The British Columbia Court of Appeal ruled in favor of Mr. Morabito (and GlobalX) and ordered a new hearing on the abuse of process matter be held in front a new panel of British Columbia Securities Commission. On July 25, 2025, GlobalX and Mr. Morabito entered into a settlement agreement pursuant to which the parties agreed that GlobalX would pay Mr. Morabito approximately $4,000. Pursuant to the terms of the settlement agreement, in the third quarter of 2025 GlobalX paid the full settlement amount and Mr. Morabito has since filed a satisfaction of judgment in the British Columbia Court of Appeal, effectively settling this issue.

There have been no material changes in our risk factors from those disclosed above in “Part I. Item 1A. Risk Factors”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the OTCQB Marketplace (“OTCQB”) under the symbol “JETMF” and on the CBOE Canada (“CBOE CA”) under the symbol “JET.” Our shares of Class B Non-Voting Common Stock are traded on the CBOE CA under the symbol “JET.B”.

Dividend Policy

The Company has not paid any cash dividends. In deciding whether to recommend any future dividend on our common stock, the Board would take into account any legal or contractual limitations, our actual and anticipated future earnings, cash flows, debt service, and capital requirements, our business plans and such other matters as the Board believes appropriate, in its discretion. We anticipate that any available cash will be retained by us to satisfy our operational and other cash needs. Accordingly, we do not expect to pay any cash dividend on shares of common stock in the foreseeable future.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the Company’s fiscal year end covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 8 of this report. This Item 7 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 7 under the heading “Cautionary Note Regarding Forward-Looking Statements.” Additional factors are found in Item 1A under the heading “Risk Factors”.

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

Block Hour:	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.
Charter:

Service offering, whereby we provide cargo and passenger aircraft charter services to customers. The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs.

Net Available Aircraft:	The number of aircraft available each month reduced by (netted) days the aircraft is unavailable due to various maintenance events or deliveries during a month.
2Y Check:	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every two years and can take from 20 – 40 days to complete.
6Y Check:	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six years and can take from 45 – 75 days to complete.
12Y Check:	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every twelve years and can take from 60 – 100 days to complete.
Heavy Maintenance:

Scheduled maintenance activities that are extensive in scope and are primarily based on time or usage intervals, which include, but are not limited to 2Y Checks, 6Y Checks, 12Y Checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be Heavy Maintenance.

Line Maintenance:	Maintenance events occurring during normal day-to-day operations.
Non-heavy Maintenance:	Discrete maintenance activities for the overhaul and repair of specific aircraft components, including landing gear, auxiliary power units and engine thrust reversers.
Utilization:	The average number of Block Hours operated per day per aircraft.

Business Overview

GlobalX operates a US Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft. GlobalX’s business model is to (1) provide services on an ACMI basis using wet lease contracts to airlines, whereby we provide aircraft, crew, maintenance, and insurance to customers, and (2) on a Charter basis whereby we provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, the Caribbean Islands, and Central and South America.

Focused on becoming a market leader with differentiated, value-creating solutions

GlobalX intends to become the best-in-class U.S. narrow-body, ACMI charter airline, operating both passenger and cargo charter aircraft while recruiting and maintaining a dynamic team of customer-centric flight crews, ground and maintenance teams and management staff.

GlobalX operates its A320 family aircraft for government agencies, airlines, tour operators, college and professional sports teams, and incentive groups. It is our goal to deliver best in class on time performance and dispatch reliability, expand existing relationships and develop additional relationships.

Business Developments

During the twelve month period ended December 31, 2025 the team devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America with an aim of generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets– certifications, aircraft, and crew.

From a certifications perspective GlobalX, in the twelve month period ended December 31, 2025, received approval from the Australian Civil Aviation Authority to allow flights into and out of Australia.

From an aircraft perspective GlobalX, in the twelve month period ended December 31, 2025:

•
Entered into lease agreements for four A319 passenger aircraft.
•
Took delivery of one A321 passenger aircraft, one A319 aircraft and one A320 airframe.
•
Leased two engines for the delivered A320 airframe
•
Purchased one A320 passenger aircraft, which had been previously leased by GlobalX.
•
Extended leases of one A320 aircraft and one A321 aircraft each of which is currently in our fleet.
•
Returned one A319 aircraft to the lessor per the terms of the applicable lease.
•
Completed nine heavy maintenance events and forty-two non-heavy maintenance events.

From a crew perspective, GlobalX in the twelve month period ended December 31, 2025, increased its pilot headcount from 142 to an all-time Company high of 154.

In short, the twelve month period ended December 31, 2025, was a time when GlobalX invested in its people, prepared for its growth, and established a robust infrastructure for its future.

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
•
In late Q3, GlobalX initiated several actions to reduce headcount and salaries to better match our revenue projections. Headcount in December was reduced to 661 from a high of 727 in July.

Marketing Plan

GlobalX plans to achieve its revenue goals by flying charter operations for a variety of client groups:

•
Scheduled airlines that have short-term or long-term capacity needs to supplement their existing routes or fleets.
•
Major tour operators that require airlift above and beyond scheduled service to meet their occupancy needs.
•
Professional and collegiate sports teams
•
Charter brokers representing a variety of interests, including the entertainment industry, dignitary travel, political campaigns, and government programs.

The Cargo Charter Market

GlobalX added the A321F aircraft to its operating certificate during the first quarter of 2023. The Company believes that the A321F will eventually be a highly sought-after cargo aircraft as a replacement for the aging and retiring Boeing B757 freighter fleet. During the twelve months ended December 31, 2025, we had four cargo aircraft operating. In 2025, GlobalX saw a 55% increase in Block Hours operated compared to 2024. Despite this increased activity level, the cargo charter market continues to be a significant drag on earnings. This is primarily due to the low rates being offered by brokers and customers and the relatively low utilization rates on a per aircraft basis, relative to the rates offered. We expect this dynamic to continue into 2026, and consequently, we are exploring all options to mitigate future losses, including, but not limited to, leasing out engines, parking aircraft, and or returning one or more of our freighter aircraft to lessors.

The Passenger Charter Market

Unlike the cargo charter market, the passenger charter market continues to demonstrate strong demand and served as the economic engine for GlobalX in 2025. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by college sports teams and general increased customer demand, which are driving increased demand for our services. GlobalX anticipates the high level of demand will continue into 2026. To address this demand, the Company has prioritized the passenger charter market over the cargo charter market, devoted sales and operational resources to develop long-term relationships with key customers and looked to expand the markets served as opportunities arise.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected what it believes is the best overall single-aisle aircraft family to operate. This approach differs from traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating costs and maintenance costs. GlobalX conducted research to determine the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market and after such research GlobalX selected the A320 aircraft family.

The following factors support GlobalX’s choice to operate the Airbus A320 and A321 aircraft versus the Boeing-737 family of aircraft:

Cost and Operating factors: lower fuel burn, and better aircraft and cockpit crew pool availability.

Operational Capability: the A320 has a range advantage over the 737-800 and can fly non-stop from Miami to most airports throughout North America, South America and the Caribbean, and between most major destinations in Europe. The A320 has excellent maintenance dispatch reliability and strong availability of spare parts and components, making the A320, in management’s estimation, the most popular aircraft among low-cost airlines.

Passenger comfort: wider seat width, larger cargo bin volume for carry-on baggage and larger cargo hold volume.

Aircraft Maintenance

Heavy maintenance checks are expected to be outsourced to FAA-approved service providers. The 6Y and 12Y Checks will be primarily paid for using funds from the accrued maintenance reserves paid to lessors under operating leases.

Strategy to Address Competitive Response

We expect the existing charter operators based in the U.S. to respond to GlobalX’s entry into the market by lowering their pricing to customers. The expected competitive response typically includes lowered ACMI rates for key contracts. We believe GlobalX’s existing relationships with potential customers and the underserved demand in the U.S., coupled with our newer planes allowing for a more cost-efficient operation, will allow us to address and respond to competitive pressures and grow our business.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as Virgin America, American Airlines, US Airways, Atlas Air, DHL, Eastern Airlines Express, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

Results of Operations

Years ended December 31, 2025 and 2024

Operating Revenue & Statistics

The analysis of GlobalX results for the years ended December 31, 2025 and 2024 requires an understanding of how the Company fundamentally evolved during that time period. 2024 was our third year of full operations and was a period where the Company was focused on securing additional customers, entering new markets and flying to additional locations; primarily in the domestic and Caribbean markets and within the European market. As a growing company, we were also focused on operating effectively and efficiently.

In 2025, GlobalX continued expanding existing governmental agency relationships, acquired new partners, secured long-term cargo contracts, expanded operations in the European ACMI market and continued its operations with existing airlines. Our key metric is Block Hours flown and Block Hours flown per available aircraft, which is the measure by which we track commercial activity. While other airlines discuss available seat miles and revenue per available seat mile, cost per available seat mile, these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third party risk therefore our results are evaluated on a Block Hour and Utilization basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Year Ended December 31,
Operating Fleet	2025	2024	Inc/(Dec)	% Change

A319	0.6	1.0	(0.4)	40.0%
A320	10.5	9.2	1.3	14.1%
A321	7.9	6.2	1.7	27.4%
Total Operating Average Aircraft Equivalents	19.0	16.4	2.6	15.7%

Net Aircraft Available	16.0	13.8	2.2	15.8%
Total Block Hours	33,013	26,628	6,385	24.0%
Average Utilization per available aircraft	2,062	1,930	132	6.8%

The following table describes the revenues (in thousands) generated by the Charter, ACMI, and Other operations of GlobalX’s business as well as the number of Block Hours serviced by the Charter, ACMI, and Non-Revenue operations of GlobalX’s business.

	Year Ended December 31,
Revenue	2025	2024	Inc/(Dec)	% Change

Charter	$62,258	$95,456	$(33,198)	-34.8%
ACMI	175,770	123,061	52,709	42.8%
Other	8,318	5,234	3,084	58.9%
Total	$246,346	$223,751	$22,595	10.1%

Block Hours

Charter	4,213	6,030	(1,817)	-30.1%
Sub-service Charter	367	1,552	(1,185)	-76.4%
Total Charter	4,580	7,582	(3,002)	-39.6%
ACMI	28,067	19,899	8,168	41.0%
Subservice ACMI	184	640	(456)	-71.3%
Total ACMI	28,251	20,539	7,712	37.5%
Non-Revenue	733	699	34	4.9%
Total	33,564	28,820	4,744	16.5%

Revenue per Block Hour

Charter	$13.6	$12.6	$1.0	7.9%
ACMI	$6.2	$6.0	$0.2	3.3%

Charter revenue for the period decreased $33.2 million or 34.8%, from $95.5 million in 2024 to $62.3 million in 2025. This reduction was primarily driven by a reduction in Charter Block Hours of 28.1%, decreasing from 7,582 Block Hours in 2024 to 4,580 block hours in 2025, which resulted in a $36.2 million reduction in revenue. This reduction was partially offset by an increase in the rate for Charter flying of 4.8% from $12,590 per Block Hour in 2024 to $16,594 per Block Hour in 2025, resulting in a $1.0 million increase in revenue. The decrease in Charter Block Hours was due to an intentional focus on an increased level of flying on an ACMI basis and the Company’s exit from the Cuba-based charter market.

ACMI revenue for the period increased by $52.7 million or 42.8% from $123.1 million in 2024 to $175.8 million in 2025. This increase was driven by an increase in Block Hours from 20,539 in 2024 to 28,251 in 2025, an increase of 37.5% or 7,712 Block Hours. This increase in volume accounted for 86.3% or $45.5 million of the revenue increase. The average revenue per Block Hour increased $257 from $5,992 per Block Hour in 2024 to $6,222 per Block Hour in 2025 and accounted for $7.2 million or 13.7% of the revenue increase. The primary driver for the rate increase was related to our ability to negotiate higher rates with key customers underpinned by strong market demand and a shortage of supply.

Other revenue for the period increased by $3.1 million from $5.2 million in 2024 to $8.3 million in 2025. The increase is primarily driven by more ancillary services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Year Ended December 31,
Operating Expenses	2025	2024	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$80,505	$67,787	$12,718	18.8%
Aircraft Fuel	15,258	23,828	(8,570)	-36.0%
Maintenance, materials and repairs	19,111	13,210	5,901	44.7%
Depreciation and amortization	11,963	6,271	5,692	90.8%
Contracted ground and aviation services	18,227	19,599	(1,372)	-7.0%
Travel	9,500	11,174	(1,674)	-15.0%
Insurance	5,212	6,189	(977)	-15.8%
Aircraft Rent	57,422	57,677	(255)	-0.4%
Other	20,243	19,144	1,099	5.7%
Total Operating Expenses	$237,441	$224,879	$12,562	5.6%

Salaries, wages, and benefits increased $12.7 million or 18.8%, from $67.8 million in 2024 to $80.5 million in 2025, primarily due to an increase in the overall headcount in late 2024 and early 2025. In late Q3 of 2025, several actions were initiated to reduce headcount and salaries in response to aircraft delivery delays and subsequent revenue projections. In December 2025, headcount was reduced to 661 from a high of 727 in July, which will continue to yield operational savings in 2026.

Aircraft fuel decreased by $8.6 million or 36.0%, from $23.8 million to $15.3 million. Approximately 68.6% or $5.9 million of this decrease is attributable to the reduction in the amount of Charter and Non-Revenue Block Hours and approximately 31.4% or $2.7 million is attributable to a reduction in the price of base jet fuel.

Maintenance, materials, and repairs increased by $5.9 million or 44.7%, from $13.2 million to $19.1 million. $3.2 million of the increase or 54.2% was primarily due to the volume of Block Hours flown which increased 6,389 or 24.0% from 26,628 to 33,017 Block Hours. In addition, rate per Block Hour increased $83 per Block Hour or 16.7% from $496 per Block Hour to $579 per Block Hour resulting in an additional $2.7 million of expense. This is primarily due to significant price inflation in both labor and parts.

Depreciation and amortization increased by $5.7 million or 90.8%, from $6.3 million in 2024 to $12.0 million in 2025, primarily driven by aircraft deliveries secured on capital leases, the purchase of an A320 aircraft, and an increase in rotable parts owned.

Contracted ground and aviation services expenses decreased by $1.4 million or 7.1%, from $19.6 million in 2024 to $18.2 million in 2025. This was primarily driven by the reduced number of charter hours since contracted ground and aviation services are not associated with ACMI services.

Travel expenses decreased $1.7 million or 15.0%, from $11.2 million to $9.5 million. This decrease was primarily driven by a conscious effort of management to focus on reducing travel expense through the creation of local bases tied to flight activity and contract rate negotiations. We are happy with the improvement in 2025 and will continue this focus into 2026.

Insurance expenses decreased $1.0 million or 15.8%, from $6.2 million to $5.2 million, primarily related to a favorable renegotiation of our insurance rates.

Aircraft rent expenses decreased $0.3 million or 0.4%, from $57.7 million in 2024 to $57.4 million in 2025, primarily driven by a $7.8 million decrease in the number of sub service hours required in 2025 versus 2024. Adding to the savings was a decrease in base rent expenses of $1.1 million or 3.7% from $29.5 million in 2024 to $28.4 million in 2025 driven by a decrease in the average number of aircraft on operating leases in the fleet from 14.2 in 2024 to 13.8 in 2025. Offsetting the savings, was an increase in supplemental rent expenses of $8.6 million or 48.7%, from $17.7 million in 2024 to $26.3 million in 2025 driven by a year-over-year increase in Block Hours.

Operating income (loss) improved $10.0 million, from an operating loss of $1.1 million in 2024 to an operating income of $8.9 million in 2025. This marks the first time in our history that GlobalX has delivered positive operating income. Operating (loss) income as a percentage of revenue improved by 4.1% from (0.5%) in 2024 to 3.6% in 2025. This improvement was a result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. Three factors drove these results: rates, utilization and scale. The Company’s ACMI rate for the period grew 3.3%, from $5,992 per Block Hour in 2024 to $6,249 per Block Hour in 2025. The Company’s average utilization per available aircraft grew 6.8% for the period from 1,930 Block Hours in 2024 to 2,062 Block Hours in 2025. The Company’s increasing scale also contributed to this positive result, for example, there were savings on a per block hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-Operating Expenses

The following table compares our Non-Operating Expenses (in thousands):

	Year Ended December 31,
Non-Operating Expenses	2025	2024	Inc/(Dec)	% Change

Interest Expense	$11,505	$8,955	$2,550	28.5%
Loss in Canada Jetlines Operations Ltd.	-	1,300	(1,300)	N/A
Total Non-Operating Expenses	$11,505	$10,255	$1,250	12.2%

Interest expense, increased $2.6 million or 28.5% from $9.0 million to $11.5 million driven by the increase of aircraft on capital leases from 2.2 to 4.7 equivalent aircraft, and the financed purchase of one aircraft.

Loss in Canada Jetlines Operations. The bankruptcy of Canada Jetlines resulted in a payment of $1.3 million by the Company to a lessor associated with an aircraft lease for which GlobalX had provided a guarantee, there were no further payments owed or made in 2025 pursuant to this guarantee and none are expected to arise in the future.

Net Loss

Net Loss for the period, due to events and circumstances noted above, improved by $8.8 million or 77.2%, from a net loss of $11.4 million in 2024 to $2.6 million in 2025.

Liquidity and Capital Resources

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2025, the Company had a working capital deficit of $60.5 million and retained deficit of $73.6 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern.

As of December 31, 2025, the Company had approximately $16.7 million in unrestricted cash and cash equivalents and approximately $3.8 million in restricted cash, an increase of approximately $4.4 million and $2.1 million, respectively, from December 31, 2024. The changes were primarily due to new aircraft deliveries, customer deposits, and cash flow from operations.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of December 31, 2025, the Company had a total of $24.6 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of December 31, 2025, the Company had a total of $100.1 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, respectively, and approximately $40.5 million in notes payable included in the non-current liabilities presented in the Company’s Consolidated Balance Sheets. The Company finished 2025 with sixteen passenger aircraft and four cargo aircraft and expects the fleet to increase to twenty-one passenger aircraft and remain at four cargo aircraft by the end of 2026. To achieve the number of aircraft deliveries in 2026, the Company currently has three aircrafts under lease with partial or total deposits paid and two aircraft under binding agreements that are subject to execution of definitive lease documentation and fulfillment of certain closing conditions.

In 2026 GlobalX will continue its business growth by (i) providing services on an ACMI basis using wet lease contracts to airlines and non-airlines, and (ii) on a Charter basis providing passenger and cargo aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs, (iii) extending GlobalX current operations within the United States, Europe, Canada, Central and South America and continuing recruiting and maintaining a dynamic team of customer-centric flight crews, ground teams and management staff, (iv) Increasing GlobalX’s passenger aircraft fleet to 16 and GlobalX’s cargo aircraft fleet to remain at four within the next 12 months, and (v) projects an increase in total revenue.

The Company expects to improve profitability during the year 2026, mainly as a result of GlobalX’s strategy and ability started in 2024 of developing and implementing growth in its revenue faster than its cost structure. There are a few factors management expects to drive the improved margins. The Company expects to continue securing higher rates for both ACMI and Charter contracts and the increase of passenger aircraft from 16 to 21 along with improve seasonality on Cargo aircraft contracts.

The ability of GlobalX to execute its build-out and growth strategy and achieve operations will depend on acquiring substantial additional financing through debt financing, equity financing or other means. Failure to obtain such financing may result in the delay or indefinite postponement of such growth strategy or even impact the ability of GlobalX to continue as a going concern.

There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to GlobalX. If additional financing is raised by GlobalX through the issuance of its securities, shareholders may suffer significant dilution. If additional financing is not available, or if available, not available on satisfactory terms, then this could result in a material adverse effect or could require GlobalX to reduce, delay, scale back or eliminate portions of its actual or proposed operations or could prevent GlobalX from continuing as a going concern.

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

The Company regularly assesses its anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements and future investments or acquisitions to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. The Company also regularly evaluates its liquidity and capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing to the extent it determines such financing is necessary or appropriate. Management is confident that the augmented cash and cash equivalents, coupled with the anticipated rise in sales linked to the Company’s strategies to attract more funds, will adequately address the Company’s liquidity requirements.

The most significant liquidity events during 2025 were as follows:

Operating Activities. For 2025, net cash provided by operating activities increased $20.0 million to $28.1 million, consisting primarily of $31.4 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $11.9 million of increase in accrued liabilities and other liabilities, $4.7 million in interest on finance leases, $2.7 million of share-based payments, $1.3 million of increase in accounts payable and $0.5 million of credit losses. These were partially offset by $19.6 million of decrease in operating leases obligations, $2.6 million of net loss, $1.3 million of increase in prepaid expenses and other current assets, and $0.5 million of increase in accounts receivable. For 2024, net cash provided by operating activities increased $9.5 million to $8.1 million, consisting primarily of $21.2 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $5.3 million of increase in accounts payable, $3.2 million of decrease in accounts receivable, $3.1 million in interest on finance leases, $1.7 million of share-based payments, $0.4 million of decrease in prepaid expenses and other current assets and $0.5 million of credit losses. These were partially offset by $14.4 million of increase in operating lease obligations, $1.3 million of decrease in accrued liabilities and other liabilities, $0.4 million of increase of assets held for sale and $11.4 million of net loss.

Investing Activities. For 2025, net cash used for investing activities increased $4.3 million to $14.3 million, consisting of $11.6 million of Purchases of property and equipment, partially offset by $2.7 million of decrease of deposit, deferred costs and other assets. For 2024, net cash used for investing activities decreased $3.3 million to $10.0 million, consisting of $7.2 million of Purchases of property and equipment and $6.3 million of a decrease of deposit, deferred costs and other assets.

Financing Activities. For 2025, net cash used in financing activities increased $5.6 million to $7.3 million, consisting primarily of $5.6 million of Principal payments on finance leases, $1.5 million of Principal payments on note payable, $0.5 million of Noncontrolling interest dividends paid, and $0.2 million of Debt issue costs, partially offset by $0.3 million from Proceeds on issuance of shares. For 2024, net cash used in financing activities was $1.7 million, consisting of $1.8 million of Principal payments on finance leases and $0.2 million of Noncontrolling interest dividends paid, partially offset by $0.3 million from Proceeds on issuance of shares.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•
requires assumptions to be made that were uncertain at the time the estimate was made, and
•
changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other resources. Actual results may differ from the estimates under different assumptions or conditions. We have identified the following policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: allowance for credit losses, determination of IBR for leases, estimates related to going concern, and deferred tax valuation allowance. See Note 2 of the Company’s consolidated financial statements for significant accounting policies.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires public companies to, among other things, disaggregate income taxes paid by federal, state, and foreign taxes. ASU No. 2023-09 became effective for this Annual Report on Form 10-K and was applied using a prospective approach. The standard only impacts required disclosures and did not impact the Company's financial position, results of operations, or cash flows. See note 15 for the Company's income tax disclosures.

In March 2024, the FASB issued ASU 2024-01 – Compensation-Stock Compensation – Amendments. This update aims to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards (“profits interest awards”) should be accounted for in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2024-01 as of January 1, 2025, which did not materially impact the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company's 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations, or cash flows. The Company is currently in the early stages of evaluating the impact of ASU No. 2024-03 on its disclosures.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Crossing Airlines Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Crossing Airlines Group Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited operating history, has recurring net losses, and has a working capital deficit as of December 31, 2025. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2020.

Somerset, New Jersey

March 5, 2026

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	December 31, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$16,694	$12,345
Restricted cash	3,809	1,698
Accounts receivable, net of allowance for credit losses	6,782	6,678
Prepaid expenses and other current assets	3,529	2,142
Current assets held for sale	405	489
Total Current Assets	31,219	23,352
Property and equipment, net	33,578	10,308
Finance leases, net	48,870	27,489
Operating lease right-of-use assets	72,824	89,809
Deposits	11,880	11,552
Other assets	4,681	4,229
Total Assets	$203,052	$166,739
Current liabilities
Accounts payable	$13,888	$12,568
Accrued liabilities	28,948	20,418
Deferred revenue	16,830	8,903
Customer deposits	4,401	4,080
Current portion of note payable	3,080	-
Current portion of long-term operating leases	14,262	16,479
Current portion of finance leases	10,304	3,434
Total current liabilities	91,713	65,882
Other liabilities
Note payable, net of unamortized debt issuance costs	40,447	29,729
Long-term operating leases	59,374	75,128
Long-term finance leases	40,705	25,182
Other liabilities	291	286
Total other liabilities	140,817	130,325
Total Liabilities	$232,530	$196,207
Stockholders’ Equity (Deficit)
Common Stock
$.001 par value; 144,462,687, 5,537,313 and 50,000,000 authorized; 50,992,033, 5,537,313, 9,089,107 and 44,667,815, 5,537,313, 11,553,599 issued and outstanding as of December 31, 2025 and December 31, 2024, for Common Stock, Class A Non-voting Common Stock, and Class B Non-voting Common Stock, respectively	$65	$62
Additional paid-in capital	44,022	40,949
Retained deficit	(73,617)	(70,566)
Total Company’s stockholders’ deficit	(29,530)	(29,555)
Noncontrolling interest	52	87
Total stockholders’ deficit	(29,478)	(29,468)
Total Liabilities and Deficit	$203,052	$166,739

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024

Revenue	$246,346	$223,751
Operating Expenses
Salaries, Wages, & Benefits	80,505	67,787
Aircraft Fuel	15,258	23,828
Maintenance, materials and repairs	19,111	13,210
Depreciation and amortization	11,963	6,271
Contracted ground and aviation services	18,227	19,599
Travel	9,500	11,174
Insurance	5,212	6,189
Aircraft Rent	57,422	57,677
Other	20,243	19,144
Total Operating Expenses	$237,441	$224,879
Operating Income (Loss)	8,905	(1,128)
Non-Operating Expenses
Interest Expense	11,505	8,955
Loss in Canada Jetlines Operations Ltd.	-	1,300
Total Non-Operating Expenses	11,505	10,255
Loss before income taxes	(2,600)	(11,383)
Income tax expense	18	2
Net Loss	(2,618)	(11,385)
Net Income attributable to Noncontrolling Interest	433	87
Net Loss attributable to the Company	(3,051)	(11,472)
Loss per share:
Basic	$(0.05)	$(0.19)
Diluted	$(0.05)	$(0.19)
Weighted average number of shares outstanding	64,095,369	60,359,587

Fully diluted shares outstanding	64,095,369	60,359,587

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,618)	$(11,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11,963	6,271
Credit losses	460	482
(Gain) loss on sale of spare parts	(214)	173
Gain on lease modification	(132)	—
Amortization of debt issue costs	813	649
Amortization of operating lease right of use assets	18,599	14,300
Share-based payments	2,739	1,680
Interest on finance leases	4,720	3,043
Changes in assets and liabilities:
Accounts receivable	(542)	3,241
Assets held for sale	3	(364)
Prepaid expenses and other current assets	(1,293)	410
Accounts payable	1,320	5,276
Accrued liabilities	16,772	2,104
Operating lease obligations	(19,584)	(14,430)
Other liabilities	(4,911)	(3,379)
Net cash provided by operating activities	28,095	8,071
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(2,685)	(2,775)
Purchases of property and equipment	(11,603)	(7,218)
Net cash used in investing activities	(14,288)	(9,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(5,553)	(1,815)
Principal payments on note payable	(1,496)	—
Debt issuance costs	(169)	—
Proceeds on issuance of shares	327	329
Dividends	(468)	(225)
Proceeds from disgorgement of stockholders’ short-swing profits	12	—
Net cash used in financing activities	(7,347)	(1,711)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,460	(3,633)
Cash, cash equivalents and restricted cash - beginning of the period	14,043	17,676
Cash, cash equivalents and restricted cash - end of the period	$20,503	$14,043
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and prepaid expenses and other current assets (deferred maintenance)	$117	$-
Right-of-use (ROU) assets acquired through operating leases	$1,614	$27,229
Aircraft acquired through note payable	$14,650	$-
Aircraft acquired through finance leases	$24,221	$26,414
Airframe acquired through finance leases	$3,536	$-
Equipment acquired through finance leases	$387	$205
Cash paid for
Interest	$11,082	$8,137

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2024	58,925,871	$59	$38,943	$(59,094)	$(20,092)	$225	$(19,867)
Issuance of shares - share based compensation on RSUs	2,080,648	3	1,619	—	1,622	—	1,622
Issuance of shares - ESPP	752,208	—	387	—	387	—	387
Dividends declared to noncontrolling interest	—	—	—	—	-	(225)	(225)
(Loss) Income for the period	—	—	—	(11,472)	(11,472)	87	(11,385)
Ending – December 31, 2024	61,758,727	$62	$40,949	$(70,566)	$(29,555)	$87	$(29,468)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	$62	$40,949	$(70,566)	$(29,555)	$87	$(29,468)
Issuance of shares – options exercised	246,667	—	61	—	61	—	61
Issuance of shares – share based compensation on RSUs	3,134,210	3	2,690	—	2,693	—	2,693
Issuance of shares - ESPP	478,849	—	310	—	310	—	310
Proceeds from disgorgement of stockholders’ short-swing profits (Note 13)	—	—	12	—	12	—	12
Dividends	—	—	—	—	—	(468)	(468)
(Loss) Income for the period	—	—	—	(3,051)	(3,051)	433	(2,618)
Ending – December 31, 2025	65,618,453	$65	$44,022	$(73,617)	$(29,530)	$52	$(29,478)

See accompanying notes to consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

1. NATURE OF OPERATIONS AND GOING CONCERN

Global Crossing Airlines Group Inc., a Delaware corporation (the “Company”, “GlobalX”, “we”, or “our”) was initially incorporated under the laws of British Columbia and continued as a Federal corporation pursuant to the Canada Business Corporations Act effective February 28, 2017. During the year ended December 31, 2020, the Company completed a business acquisition pursuant to which it acquired all of the issued and outstanding shares of Global Crossing Airlines, Inc., a Delaware corporation (“Global USA”). For financial reporting purposes, the Company is considered a continuation of Global USA, the legal subsidiary, except with regard to authorized and issued common stock which is that of the Company, the legal parent. On December 22, 2020, the Company changed its jurisdiction of incorporation from the province of British Columbia, Canada to the State of Delaware. The U.S. Domestication was required for the Company to complete its charter licensing process and will also reflect the Company’s U.S.-business and operations. The Company’s principal business activity is providing passenger aircraft to customers through aircraft operating service agreements including, crew, maintenance, insurance (“ACMI”) and Charter services serving the US, Caribbean and Latin American markets. The Company’s shares trade on the CBOE Canada (the “Exchange” or “CBOE CA”) under the symbol “JET” and the OTCQB under the symbol “JETMF.”

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2025, the Company had a working capital deficit of $60.5 million and retained deficit of $73.6 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and statement of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and the following subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Certain reclassification and format changes have been made to prior year amounts to conform to the 2025 presentation.

Subsidiaries Name	Place of incorporation	Interest %	Principal activity
Global Crossing Airlines Holdings, Inc.	Delaware, United States	100% ownership by Global Crossing Airlines Group Inc.	Holding Company
Global Crossing Airlines, Inc	Delaware, United States	100% ownership by Global Crossing Airlines Holdings Inc.	US 121 Charter Company
GlobalX Travel Technologies, Inc	Delaware, United States	80% ownership by Global Crossing Airlines Holdings Inc.	Acquire and Develop Travel Technology
Global Crossing Airlines Operations, LLC	Florida, United States	100% ownership by Global Crossing Airlines Inc.	Operating Company
GlobalX Air Tours, LLC	Florida, United States	100% ownership by Global Crossing Airlines Inc.	Air Charter Service
Charter Air Solutions, LLC	Montana, United States	80% ownership by the Global Crossing Airlines Holdings Inc.	Charter Broker
MSN 3101 Acquisition LLC	Delaware, United States	100% ownership by Global Crossing Airlines Inc.	Air Charter Operator

Investment in Top Flight:

On September 18, 2023, the Company acquired 80% of Charter Air Solutions, LLC (“Top Flight”). Top Flight was established on February 8, 2023, and had no significant transactions from the date of formation to the acquisition date. The balance sheet and operating activity of Top Flight are included in the Company’s consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests’ proportionate share of results. We present the proportionate share of equity attributable to noncontrolling interests as equity within our Consolidated Balance Sheets. As of December 31, 2025, Top Flight figures did not materially impact the consolidated financial statements of the Company.

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

Restricted Cash

As of December 31, 2025 and 2024, restricted cash of $3.8 and $1.7 million, respectively, were being held by a financial institution as security for future flights.

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

The activity of allowance for credit losses for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of period	$580	$95
Additions to allowance account during period	460	482
Deductions to allowance account during period	(250)	3
Balance at end of period	$790	$580

The table below details the percentage of overall accounts receivable for customers that represented 10% or more of the total as of the end of each year:

	% of Total Accounts receivable
	December 31, 2025	December 31, 2024
Customer A	35%	36%
Customer B	15%	0%
Customer C	12%	0%

Assets held for sale

Assets held for sale mostly consist of the purchased airframe parts from used Airbus 320 bearing manufacturer’s serial number 2090 as completed on sales agreement entered on March 2, 2022. Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at December 31, 2025. They were recorded at average cost and are expensed when sold, used or consumed. An allowance for obsolescence on aircraft airframe parts is recorded when impaired to reduce the carrying costs to lower of cost or net realizable value. The Company monitors resale values for its assets held for sale on a regular basis using various qualitative and quantitative matters including analysis of current sales, estimates obtained from outside vendors, physical counts, internal discussions, among others. As of December 31, 2025, the Company did not identify items that were obsolete and recorded a $0 allowance for obsolete items on the Consolidated Balance Sheet.

Intangible Assets

The Company entered into an agreement on September 21, 2023, to invest $0.5 million in the purchase of 54,000 carbon offsets from Karbon-X to be paid monthly over 36 months from October 1, 2023, to September 1, 2026. The carbon offsets intangibles were initially measured at cost and carried at cost less any accumulated amortization.

During the year ended December 31, 2024, the Company decided to cancel the Karbon-X project, and thus the purchase of the remaining unpaid 36,000 carbon offsets. As a result, during the year ended December 31, 2024, the Company adjusted intangible asset cost and related liabilities for $0.3 million. No cost was incurred because of the cancellation of the carbon offsets.

As of December 31, 2025, the Company had $0.4 million of intangible asset cost and accumulated amortization of $38,000, which is presented in the “Deposits and Other Assets” on the Consolidated Balance Sheet.

Lessor Maintenance Deposits

GlobalX’s aircraft lease agreements provide that GlobalX pay maintenance reserves monthly to aircraft lessors to be held as collateral in advance of major maintenance activities required to be performed by GlobalX. Maintenance reserve payments are either fixed, or variable based on actual flight hours or cycles. These lease agreements provide that maintenance reserves are reimbursable to GlobalX upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses will be reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets in “Prepaid expenses and other current assets” and “Other assets”. As of December 31, 2025 and 2024, Lessor Maintenance Deposits totaled $2.8 million and $2.1 million, respectively.

Heavy Maintenance

The Company accounts for heavy maintenance costs for airframes and engines using the deferral method. Under this method, expense recognition of scheduled heavy maintenance events is deferred and amortized over the estimated period until the next scheduled heavy maintenance event is required. For the year ended December 31, 2025, the Company incurred amortization expense of $1.1 million with respect to heavy maintenance costs and had $4.4 million in deferred maintenance costs. For the year ended December 31, 2024, the Company incurred amortization expense of $1.1 million with respect to heavy maintenance costs and had $2.9 million in deferred maintenance costs.

Property & Equipment

Property and equipment are recorded at cost at the acquisition date of such property or equipment and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

Leasehold Improvements, Aircraft, other	1-10 years (or life of lease, if shorter)
Office and Ground Equipment	5 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases	5-30 years (or life of lease, if shorter)
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 53 months
Airframe	6 years (lesser of 25 years or date until next 12Y check)
Engines	Average remaining life of aircraft fleet, currently estimated to be 43 months

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

The components of property and equipment, net are as follows (in thousands):

	December 31, 2025	December 31, 2024
Rotable Parts	$16,534	$6,657
Engines	12,082	-
Leasehold Improvements, Aircraft, Other	3,913	2,880
Airframe	3,000	-
Office and Ground Equipment	1,523	1,289
Computer Hardware and Software	1,425	1,303
Less: Accumulated Depreciation	(4,899)	(1,821)
Total Property and Equipment, Net	$33,578	$10,308

During the years ended December 31, 2025 and 2024, depreciation of property and equipment was $3.2 million and $1.8 million, respectively.

Equity Investments

Investments in partnerships and less-than-majority owned subsidiaries in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. The equity method investments are included in the accompanying Consolidated Balance Sheets under “Other assets”. The Company’s share of earnings or losses from these investments is shown in the accompanying Consolidated Statements of Operations in Expenses – Other”. Equity method investments are initially recognized at cost. The carrying amount of the equity investment is adjusted at each reporting period by the percentage of any change in its equity corresponding to the Company’s percentage interest in these equity affiliates. The carrying costs of these investments are also increased or decreased to reflect additional contributions or withdrawals of capital. Any difference in the book equity and the Company’s pro-rata share of the net assets of the investment will be reported as gain or loss at the time of the liquidation of the investment. It is the Company’s policy to record losses in excess of the investment if the Company is committed to provide financial support to the investee. No equity investments at December 31, 2025 and 2024. See Note 3.

Fair Value Measurements

Accounting standards define fair value as the exchange price that would be received for an asset or the price paid to transfer a liability in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on a given measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Under GAAP, there are three levels of inputs that may be used to measure fair value:

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

As of December 31, 2025 and 2024, the Company’s assets’ and liabilities’ carrying values are approximately equal to their fair values.

Evaluation of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2025 and 2024.

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

Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, then any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in the Consolidated Statements of Operations under the heading “Salaries, Wages, & Benefits”.

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

Leases

Lease classification is evaluated by the Company at lease commencement and when significant amendments are executed. The Company’s leases generally do not provide a readily determinable implicit rate; therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The lease term consists of the noncancellable period of the lease and periods covered by options to extend the lease if the Company is reasonably certain to exercise the option. For leases of 12 months or less, the Company expenses lease payments on a straight-line basis over the lease term.

Operating lease right-of-use assets and Operating lease obligations

For all operating leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability at the lease commencement date based on the estimated present value of future minimum lease payments, which includes certain lease and non-lease components, over the lease term. “Operating lease right-of-use assets” and “Operating lease obligations” have their own lines on the Consolidated Balance Sheets.

Finance Leases

Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance lease assets are presented separately on the Consolidated Balance Sheets under the heading “Finance leases, net”. The Company depreciates finance lease assets consistent with its useful life policy presented in the property & equipment table above.

Leased Aircraft Return Costs

The Company’s aircraft lease agreements often contain provisions that require the Company to return aircraft airframes, engines, and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine’s actual return condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. The Company assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed as a component of “Aircraft Rent” on the Consolidated Statements of Operations.

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

Deferred revenue

Deferred revenue represents revenue prepayments. Customers pay in advance of their flights and the funds are held as Deferred revenue until the flight takes place. Charter customers typically pay a 10% deposit upon signing a contract and the remainder 30 days before the flight. If the contract is signed less than 30 days from the date of the flight, then the entire amount is collected upon signing. ACMI customers typically pay 2 weeks in advance other than government contracts which pay approximately 2 weeks in arrears.

Revenue Recognition

The Company generates operating revenues by providing passenger aircraft outsourcing services to customers on a Charter and ACMI basis, in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. The Company also generates other operating revenue from the cancellation of flights from customers and chargebacks related to charter costs including but not limited to fuel, airport fees, navigation fees, and ground handling.

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

The following table presents disaggregated revenues by service type for the years ended December 31, 2025 and 2024 (in thousands):

	For the years ended December 31,
Consolidated Revenue	2025	2024
Charter	$62,258	$95,456
ACMI	175,770	123,061
Other	8,318	5,234
Total	$246,346	$223,751

The table below details the percentage of overall revenue for customers that represented 10% or more of the total as of the end of each year:

	% of Total Consolidated Revenue
	For the years ended December 31,
	2025	2024
Customer A	50%	40%
Customer B	0%	12%

Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it conducts its business through one reportable which is a single operating segment by providing charter customized, non-scheduled passenger and cargo air transport services with narrow-body Airbus A320 and A321 family aircraft. The Company derives all its revenue in the United States of America (USA).

Our key metric is Block Hours flown and Block Hours flown per available aircraft, which is the measure by which the Company tracks commercial activity. The Company's President and Chief Financial Officer, considered the Company’s chief operating decision maker (CODM), manages the business activities of the entire aircraft fleet and evaluate results on a consolidated Block Hour and Utilization basis.

The CODM also review financial results of the Company's on a consolidated basis, including disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources. Net income (loss) is our primary measure of profit or loss, as presented on our Consolidated Statements of Operations. The CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

The CODM also uses net income (loss) to monitor budget versus actual results. The monitoring of net income (loss) budgeted versus actual results are also used in in making operating decisions, assessing financial performance and allocating resources.

The Company did not have intra-entity sales or transfers during the years ended December 31, 2025 and 2024.

3. EQUITY INVESTMENTS

Investment in Canada Jetlines Operations Ltd.:

GlobalX held 25% of the shares issued and outstanding of Canada Jetlines Operations Ltd. (“Jetlines”) and accounted for the investment in accordance with the equity method.

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

The Company had provided a guarantee for one of their aircraft and as a result it settled a $1.3 million obligation with lessor of related aircraft during the year ended December 31, 2024, as recorded in current liabilities and non-operating expenses on the Company’s Consolidated Balance Sheets and Statement of Operations, respectively.

4. DEBT ISSUANCE COSTS

In relation to the aggregate of $35.7 million of Secured Notes issued by the Company on August 2, 2023, and December 21, 2023, the Company capitalized $6.9 million of debt issuance costs. These debt issuance costs are netted against the outstanding principal portion on the Consolidated Balance Sheets as “Note payable, net of unamortized debt issuance costs” and amortized to interest expense using the effective interest method. The Company amortized $0.8 million and $0.6 million of the related debt issuance costs during the years ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025 and 2024, unamortized debt issuance costs totaled $5.2 million and $6.0 million, respectively, and are included in “Note payable, net of debt issuance costs” in the Consolidated Balance Sheets.

As it relates to the $14.7 million Promissory Note issued by the Company on July 11, 2025, the Company netted $0.2 million of debt issuance costs against the outstanding principal portion. These debt issuance costs are capitalized on the Consolidated Balance Sheets as “Note payable, net of unamortized debt issuance costs” and amortized to interest expense using the straight-line method, as results are materially consistent with the effective interest method. The Company amortized $12 thousand of the related debt issuance costs during the year ended December 31, 2025. In addition, as of December 31, 2025, unamortized debt issuance costs totaled approximately $154,000 and are included in “Note payable, net of debt issuance costs” in the Consolidated Balance Sheets.

5. LEASES

As of December 31, 2025, and 2024, the Company operated 19 and 18 leased aircraft, respectively, which are accounted for under operating and finance lease agreements with terms ranging from 22 months to 10 years. Leases with an initial term of 12 months or less will be recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. These leases primarily relate to the Company’s lease agreements for the month-to-month agreement for office space and leases for office equipment.

For operating leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.

In addition, some aircraft leases require the Company to make maintenance reserve payments to cover the cost of major scheduled maintenance for the aircraft. These payments are generally variable as they are based on utilization of the aircraft, including the number of flight hours flown and/or flight departures, and are not included as minimal rental obligations.

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

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft. The approximately two-year lease commenced on October 24, 2025. Under the agreement, the Company will pay the lessor a fixed monthly rent for 27 months, plus supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2026 and will run through 36 months from the delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2026 and will run through 37 months from the delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company signed a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease will commence upon aircraft delivery which is expected to be in 2026 and will run through 39 months from the delivery date. In addition to basic rent due, the Company will pay the lessor supplemental rent for maintenance of the aircraft.

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

The Company reviewed the operating leases for extension options that may be reasonably certain to be exercised and then would become part of the right-of-use assets and lease liabilities. On December 21, 2022, and October 10, 2023, the Company executed extensions for two aircraft, extending their lease terms by 60 and 15 months, respectively. The first extension changed the original expiration date from June 1, 2023, to May 31, 2028, and the second changed the original expiration date from October 1, 2023, to December 31, 2024. On March 27, 2024, the Company signed an additional extension for 74 months, moving the previously extended expiration date of December 31, 2024 to February 28, 2031. The terms of these extensions granted the Company the right to use the assets for the additional periods with no changes to basic rent. Accordingly, each extension was accounted for as a lease modification under ASC 842, rather than as a new contract, and the Company remeasured the right-of-use asset, lease liability, discount rate, lease term, and lease classification as of each modification date.

On August 1, 2024, the Company signed a new lease extending one A320 passenger aircraft for an additional 93 months from the original expiration date of November 15, 2023 to April 30, 2032. The terms of the extension include contingencies relating to the lessor’s timely delivery of engine repairs and incremental increases in monthly basic rent over the lease term. As these terms differed materially from the original lease, the extension was accounted for as a new lease under ASC 842, and the Company recorded a new right-of-use asset and lease liability as of the lease commencement date. On December 11, 2025, the Company signed an amendment to extend one aircraft lease term for an additional four years. The terms of the extension included incremental increases in monthly basic rent over the lease term. This extension was accounted for as a new finance lease, reclassified from an operating lease, under ASC 842, and the Company recorded a new right-of-use asset and lease liability as of the lease commencement date.

As of December 31, 2025, the Company had 71 aircraft support equipment and buildings capitalized within its Consolidated Balance Sheets, with useful lives ranging from 60 months to 30 years. All aircraft support equipment was financed through finance and operating leases with terms between one and seven years. The related right-of-use assets and lease liabilities are recorded at the present value of fixed lease payments over the lease term. Amortization of equipment under both finance and operating leases is recognized on a straight-line basis over the lease term and is included in “Depreciation and amortization” in the Consolidated Statements of Operations. Residual values for equipment are estimated to range from 0% to 77%. Certain finance leases include optional renewal periods. Generally, the Company does not consider these renewal periods reasonably certain to be exercised because the initial lease term covers all or substantially all of the useful life of the equipment. Accordingly, such renewal periods are not included in the lease term, and no related payments are reflected in finance lease assets or finance lease liabilities.

The following table presents lease costs related to the Company’s finance and operating leases (in thousands):

	For The Years Ended December 31,
	2025	2024
Finance lease cost
Amortization of leased assets	$6,903	$3,238
Interest of lease liabilities	4,720	3,043
Operating lease cost
Operating lease cost (1)	18,599	25,517
Short-term lease cost (2)	1,652	1,516
Total lease cost	$31,874	$33,314

(1) Expenses are classified within Aircraft Rent on the Company’s Consolidated Statements of Operations.

(2) Expenses are classified within Other on the Company’s Consolidated Statements of Operations.

The Company uses the rate stated in the lease to discount lease payments to present value. In the event the leases do not provide a readily determinable implicit or stated rate, the Company estimates the incremental borrowing rate to discount lease payments based on information available initially at adoption and at lease commencement going forward, taking into consideration recent debt issuance as well as publicly available data for instruments with similar characteristics. The table below presents lease terms and discount rates related to the Company’s finance and operating leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	5.43 years	5.92 years
Finance leases	5.07 years	6.34 years
Weighted-average discount rate
Operating leases	14.02%	13.96%
Finance leases	13.97%	14.76%

The table below presents cash and non-cash activities associated with our leases (in thousands):

	For The Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,584	$14,430
Financing cash flows from finance leases	$5,553	$1,815

Future minimum lease payments under finance and operating lease liabilities (in thousands) with initial terms in excess of one year are as follows:

	Finance Leases	Operating Leases
2026	$16,576	$23,412
2027	14,807	21,392
2028	12,005	16,232
2029	10,582	13,820
2030	8,812	11,958
2031 and thereafter	7,695	18,634
Total minimum lease payments	70,477	105,448
Less amount representing interest	19,468	31,812
Present value of minimum lease payments	51,009	73,636
Less current portion	10,304	14,262
Long-term portion	$40,705	$59,374

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

7. CAPITAL COMMITMENTS

GEM Global Yield LLC SCS

On May 4, 2020, the Company entered into an agreement with GEM Global Yield LLC SCS (“GEM”), to provide the Company with up to CAD $100.0 million over a 36-month term following the closing of the transaction (the “Facility”). The CAD $100.0 million is in the form of a capital commitment that allows the Company to draw down funds during the 36-month term by issuing shares to GEM (or such persons as it may direct) and subject to share lending arrangement(s) being in place. On July 8, 2020, the TSX Venture Exchange provided approval for the Facility.

The Company entered into a promissory note to pay GEM Yield Bahamas Limited a fee equal to two percent (2%) of the aggregate amount of the facility (i.e. CAD $2.0 million or approximately USD $1.4 million). The fee is payable, whether or not any draw down notices have been delivered. The note bears interest at 5% above the base rate of Barclays Bank PLC as per the promissory note. The note was recorded as a deferred finance cost on the Consolidated Balance Sheets.

In addition, on July 10, 2020, pursuant to the terms of the Facility, the Company issued 2,106,290 warrants to GEM exercisable at a price of CAD $0.50 per share until May 4, 2023. On October 1, 2021, GEM filed initial pleadings in the Supreme Court of the State of New York, County of New York, claiming the Company breached the share subscription agreement between the parties by failing to pay a $0.5 million fee due on May 4, 2021. GEM requested repayment in full of the CAD $2.0 million promissory note issued by the Company to GEM plus accrued interest and costs and expenses related to collection. On January 18, 2023, the Court granted summary judgment in favor of GEM. On March 29, 2023, Global Crossing Airlines and GEM entered a final settlement which included a payment plan for the CAD $2.0 million free of interest and costs and expenses related to collection over nine months plus the extension of the agreement for 12 months. Upon final payment GEM agreed to file a satisfaction of judgment in County of New York, effectively settling this issue. GlobalX made payments due under the settlement agreement and the Company had no outstanding balance as of December 31, 2024. In addition, the Company expensed the full outstanding amount capitalized as deferred financing costs of $2.8 million as of December 31, 2023.

On March 4, 2024, Global Crossing Airlines and GEM decided to extend the Facility by 12 months. On March 4, 2025, Global Crossing Airlines and GEM decided not to extend the length of the Facility by an additional term and the Facility expired.

8. INCOME TAXES

The Company’s effective tax rate for the years ended December 31, 2025 and 2024 was (0.70%) and (0.02%), respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

The following table summarizes the significant components of the provision for income taxes from continuing operations (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Federal:
Current	$—	$—
Deferred	(542)	(2,126)
State:
Current	18	2
Deferred	269	(255)
Change in valuation allowance	273	2,381
Total income tax provision	$18	$2

During the years ended December 31, 2025 and 2024, the Company did not make any income tax payments.

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Expected provision at Federal statutory tax rate	21.00%	21.00%
State tax expense, net of Federal benefit	(10.90)%	2.17%
Change in valuation allowance	(10.48)%	(20.80)%
Permanent difference	(1.67)%	(2.05)%
Other	1.35%	(0.34)%

Total	(0.70)%	(0.02)%

The following table summarizes the Company's effective income tax rate reconciliation disaggregated into the categories below (in thousands):

	Consolidated	US
Federal Statutory Rate		21%
Loss before income taxes	$(2,600)	$(2,600)
Tax Affected Categories:
Income Tax Benefit at federal statutory rate	(547)	(547)
Business Entertainment	57	57
Fines & Penalties	4	4
Stock Option - Windfall	(17)	(17)
State Tax Expense	284	284
Valuation Allowance	273	273
Deferred true up	(29)	(29)
Return to provision	(6)	(6)
Total provision	$18	$18

The following table summarizes the significant components of the Company’s deferred taxes (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Deferred tax assets (liabilities):
Net operating loss	$13,044	$13,109
Share based compensation	430	248
Disallowed interest	5,328	3,770
Allowance for doubtful accounts	187	141
Lease accounting	1,482	138
Unrealized Loss	14	14
Depreciation	(4,292)	(1,501)
Total deferred tax assets (liabilities)	$16,193	$15,919

Less valuation allowance	(16,193)	(15,919)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2025 and 2024, the Company has net operating losses available for deduction against future taxable income of $54.7 million and $53 million, respectively. The net operating losses do not expire and may be carried forward indefinitely. The amount of state NOLs available equals the amount of federal NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It was concluded on a more-likely-than-not basis that the Company’s deferred tax assets were not realizable as of December 31, 2025. Accordingly, a valuation allowance of $16.2 million has been recorded to offset these deferred tax assets. The change in valuation allowance for the year ended December 31, 2025 from 2024 was an increase of $0.3 million.

The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.

The Company files income tax returns in the United States and the States of Florida, California, Georgia, Indiana, Kentucky, New Jersey, New York, Texas, Virginia, North Carolina, Pennsylvania, and Tennessee. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal and state income tax purposes, the Company’s 2022, 2023 and 2024 tax returns remain open to examination. During the years ended December 31, 2025 and 2024, Income tax expense was $18 thousand and $2 thousand, respectively, related to the State of Texas.

9. WARRANTS

On August 2, 2023, the Company issued 10,000,000 warrants with a $1.00 exercise price in connection with the financing arrangement entered into with the Secured Notes. The warrants allow the holder to purchase common stock at an exercise price equal to $1.00 per share at any time on or after their issuance date and on or prior to June 30, 2030. At the time of issuance, the Company determined that the warrants had a fair value of $4.3 million and required classification as equity. On December 21, 2023, the total warrants issued increased by 142,874 warrants with an exercise price of $1.00 per warrant in connection with the Secured Notes amendment as described on Note 10. The additional warrants had an estimated fair value of approximately $8,000 and they were classified as equity in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

The fair value of the warrants were measured using the Monte Carlo pricing model. Significant inputs into the model as of August 2, 2023 are as follows:

Monte Carlo Assumptions	August 2, 2023

Exercise price	$1.00
Warrant expiration date	June 30, 2030
Stock price	$0.85
Interest rate (annual)	4.21%
Volatility (annual)	50.0%
Remaining term (years)	6.91
Annualized dividend yield	0%

10. NOTE PAYABLE

On August 2, 2023 and December 21, 2023, the Company consummated the placement of $35 million and $0.7 million, respectively, of senior secured notes due 2029 (the “Secured Notes”).

The terms of the Secured Notes include:

•
a maturity date of June 30, 2029, with no principal payments due until the maturity date;

•
the Secured Notes bear interest at a fixed rate of 15% per annum and include an upfront fee of 2% of the principal amount of such Secured Notes;

•
the Company is permitted to prepay all (but not less than all) of the Secured Notes beginning on July 1, 2025 subject to a redemption premium of (i) 7.5% of the principal to be redeemed on or prior to August 2, 2026, (ii) 5.0% of the principal to be redeemed after August 2, 2026 and on or prior to August 2, 2027, (iii) 2.5% of the principal to be redeemed after August 2, 2027 and on or prior to August 2, 2028, (iv) 0% of the principal to be redeemed after August 2, 2028;

•
the investors were granted 10 million warrants, each exercisable into one share of Class A Non-Voting Common Stock at an exercise price of $1.00 per share, with such warrants expiring on June 30, 2030;

•
each of the Company’s material subsidiaries guaranteed the Secured Notes;

•
the Secured Notes and the related guarantees are secured by a lien on substantially all of the property and assets of the Company and the guarantors of the Secured Notes.

•
financial covenants requiring minimum adjusted EBITDA of (i) $5 million for the fiscal year ended December 31, 2023, (ii) $15 million for the fiscal year ended December 31, 2024 and (iii) $25 million for the fiscal year ending December 31, 2025;

•
minimum liquidity of $5 million measured at each quarter end; and

•
collateral of substantially of all the Company’s assets.

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

Related to issuance of Secured Notes of $0.7 million on December 21, 2023, the Company and the purchasers of the Secured Notes amended the original Secured Notes to allow for the sale of an additional $5 million senior secured notes due 2029 to current purchasers and the total warrants increased by 142,874 warrants with an exercise price of $1.00 per warrant. The net proceeds from the sale of the additional notes were used to repurchase $4.3 million principal amount of Secured Notes from a purchaser of the Secured Notes plus payment of accrued interest due of $251,000, with the remaining balance used for general corporate purposes, including transaction expenses and deposits to expand its current fleet of aircraft. No other substantial modification to the terms of the $35 million Secured Notes from August 2, 2023 was made in the issuance of the additional notes.

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

The terms of the Loan Documents include monthly payments equal to (i) $375,000, for the first twelve monthly payments, (ii) $300,000, for the subsequent twelve monthly payments, and (iii) $225,000, for each monthly payment thereafter, and all remaining outstanding indebtedness shall be due and payable on the earlier of (a) March 1, 2031, and (b) the day immediately prior to the next scheduled 12Y Check for the aircraft. Interest on the debt will accrue at the annual rate of 8.84%.

The Loan Documents include customary covenants including, maintenance of a “loan to value” ratio of at least 85% on the first anniversary of the first utilization of the loan which shall be reduced by 5% on each anniversary thereafter.

Notes Payable is comprised of the following (in thousands):

	For the year ended December 31,2025	For the year ended December 31,2024
Secured Notes	$35,684	$35,684
Loan Documents	13,154	-
Less unamortized debt issuance costs, noncurrent	(5,311)	(5,955)
Total carrying amount	43,527	29,729
Less current maturities	(3,080)	—
Total long-term Note Payable	$40,447	$29,729

11. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL AUTHORIZED

The Company has authorized share capital of 200,000,000 shares of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock, par value $0.001 per share.

As of December 31, 2025, the Company had 50,992,033 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,089,107 Class B Non-Voting Common Stock outstanding. As of December 31, 2024, the Company had 44,667,815 shares of common stock, 5,537,313 Class A Non-Voting Common Stock, and 11,553,599 Class B Non-Voting Common Stock outstanding.

All classes of common stock share equally in dividends rights, liquidation preferences, redemption or call provisions, transfer restrictions or ownership limitations; and differences relate only to voting rights and conversion features.

Share conversion

During the years ended December 31, 2025 and 2024, 2,464,492 or $2,465 and 1,414,609 or $1,415 of Class B Non-Voting Common Stock were converted into Common Stock.

Share issuance

During the year ended December 31, 2025:

•
The Company issued 3,134,210 Common Stock shares pursuant to 3,134,210 RSUs.
•
The Company issued 478,849 Common Stock shares for net proceeds of $309,988 pursuant to the Employees Stock Purchase Plan.
•
The Company issued 246,667 Common Stock shares for net proceeds of $61,667 pursuant to the Incentive Stock Option Plan.

During the year ended December 31, 2024:

•
The Company issued 2,080,648 Common Stock shares pursuant to 2,080,648 RSUs.
•
The Company issued 752,208 Common Stock shares for net proceeds of $386,770 pursuant to the Employees Stock Purchase Plan.

Share purchase warrants

The following is a summary of share purchase warrants activities during the years ended December 31, 2025 and 2024:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2024	22,571,471	$1.22
Issued	—	—
Exercised	—	—
Expired	(4,838,707)	1.24
Outstanding December 31, 2024	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding December 31, 2025	17,732,764	$1.21

As of December 31, 2025, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	0.33	April 29, 2026
10,195,451	$1.00	4.50	Jun 30, 2030
17,732,764

As of December 31, 2024, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	1.33	April 29, 2026
10,195,451	$1.00	5.50	June 30, 2030
17,732,764

Share-based payments

The maximum number of voting shares of common stock issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

Stock options

The Company grants stock options to directors, officers, employees and consultants as compensation for services, pursuant to its Incentive Stock Option Plan (the “Stock Option Plan”). The maximum price shall not be less than the closing price of the Company’s shares on the last trading day preceding the date on which the grant of options is approved by the Board. Options have a maximum expiry period of ten years from the grant date. Vesting conditions are determined by the Board in its discretion with certain restrictions in accordance with the Stock Option Plan.

The following is a summary of stock option activities for the years ended December 31, 2025 and 2024:

	Number of stock options	Weighted average exercise price	Weighted average grant date fair value
Outstanding January 1, 2024	470,668	$0.25	$0.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	(224,001)	0.37	0.36
Outstanding December 31, 2024	246,667	$0.25	$0.25
Granted	—	—	—
Exercised	(246,667)	0.25	0.25
Forfeited	—	—	—
Outstanding December 31, 2025	—	$-	$-

As of December 31, 2025, there were no stock options outstanding or exercisable.

As of December 31, 2024, the following stock options were outstanding and exercisable:

Outstanding	Exercisable	Exercise Price	Remaining life (years)	Expiry Date
246,667	246,667	$0.25	—	June 23, 2025
246,667	246,667

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

There were no stock options granted during the years ended December 31, 2025 and 2024.

Restricted share units

The Company grants restricted share units (“RSUs”) to directors, officers, employees and consultants as compensation for services, pursuant to its Amended Restricted Share Unit Plan (the “RSU Plan”). One restricted share unit has the same value as a Voting Share. The number of RSUs awarded and underlying vesting conditions are determined by the Board in its discretion.

At the election of the Board, upon each vesting date, participants receive (a) the issuance of voting shares of common stock from treasury equal to the number of RSUs vesting, or (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a Voting Share, calculated as the closing price of the common stock on the CBOE CA for the trading day immediately preceding such payment date; or (c) a combination of (a) and (b).

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

c.
If the Company elects the settlement alternative with the higher fair value, as of the date of settlement, then the Company recognizes an additional expense for the excess value given (i.e. the difference between the cash paid and the fair value of shares that would otherwise have been issued, or the difference between the fair value of the shares and the amount of cash that would otherwise have been paid, whichever is applicable).

The following is a summary of RSU activities for the years ended December 31, 2025 and 2024:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2024	5,039,603	$0.98
Granted	4,010,000	0.52
Vested	(2,080,648)	1.01
Forfeited	(1,700,582)	0.92
Outstanding December 31, 2024	5,268,373	$0.65
Granted	5,211,597	0.67
Vested	(3,134,210)	0.64
Forfeited	(1,192,723)	0.63
Outstanding December 31, 2025	6,153,037	$0.68

During the years ended December 31, 2025 and 2024, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees’ stock purchase plan of $2.7 million and $1.7 million, respectively, as recorded in Salaries, Wages, & Benefits on the Company’s Statement of Operations.

The remaining compensation that has not been recognized as of December 31, 2025 and 2024 with regards to RSUs and the weighted average period they will be recognized are $2.1 million and 1.62 years and $2.4 million and 1.99 years, respectively.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are 2 offering periods that the employees make contributions to the plan. The first offering period starts from May 16th to October 31st and the second offering period starts from November 1st to May 15th of each year. Eligible employees may purchase up to a maximum of 10,000 shares of the Company’s common stock per offering through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and the end of such six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

At the Annual Meeting of Stockholders of the Company held on November 22, 2024, the Company’s stockholders approved an amendment to the Company’s Employee Stock Purchase Plan (the “Plan”). The amendment was approved by Company’s Board, subject to the approval of Company’s stockholders, and became effective with such stockholder approval on November 22, 2024.

As a result of such stockholder approval, the Plan was amended to increase the number of shares authorized for issuance under the Plan by 3,000,000 shares (from 1,000,000 shares to 4,000,000 shares).

During 2025 and 2024, the Company issued 478,849 and 752,208 shares of common stock under the ESPP and recorded proceeds on issuance of such shares of $0.3 million and $0.4 million, respectively.

As of December 31, 2025 and 2024, total recognized equity-based compensation costs related to the ESPP totaled $0.3 million and $0.1 million, respectively.

ESPP payroll contributions accrued at December 31, 2025 and December 31, 2024 each totaled $0.1 million, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders’ equity at the end of the offering period.

12. LOSS PER SHARE

Basic loss per share (EPS), which excludes dilution, is computed by dividing Net Loss Attributable to the Company by the weighted average number of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock, Class

A Non-Voting Common Stock, and Class B Non-Voting Common Stock were exercised or converted into Common Stock, Class A Non-Voting Common Stock, or Class B Non-Voting Common Stock. The number of incremental shares from the assumed issuance of shares relating to share based awards is calculated by applying the treasury stock method. The Company computes EPS using the aggregate weighted-average common shares outstanding on a common-equivalent basis as the only difference between class of shares is related to voting rights and conversion features, but the classes otherwise share equally in dividends and residual net assets on a per share basis.

The following table shows the computation of basic and diluted earnings per share (in thousands), except share and per share amounts:

	Year Ended December 31,
	2025	2024
Numerator:
Net Loss attributable to the Company	$(3,051)	$(11,472)
Denominator:
Weighted average common shares outstanding - Basic	64,095,369	60,359,587
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	64,095,369	60,359,587
Basic loss per share	$(0.05)	$(0.19)
Diluted loss per share (1)	$(0.05)	$(0.19)

(1) There were 17,732,764 warrants and 6,153,037 RSUs outstanding at December 31, 2025 and there were 17,732,764 warrants, 246,667 options, and 5,373,373 RSUs outstanding at December 31, 2024. The Company excluded the warrants, options and RSUs from the calculation of diluted EPS for the years ended December 31, 2025 and 2024 as inclusion would have an anti-dilutive effect.

13. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

As of December 31, 2024, amounts due to related parties include the following:

1.
GlobalX earned $39 thousand in 2024 and it was owed $0, in relation to flights flown and shared TRAX services with Jetlines.
2.
Jetlines earned approximately $1.2 million in 2024 and it was owed $0, respectively, in relation to flights flown by Jetlines for GlobalX.

The Company had provided a guarantee for one of their aircraft and as a result it settled a $1.3 million obligation with lessor of related aircraft during the year ended December 31, 2024, as recorded in current liabilities and non-operating expenses on the Company’s Consolidated Balance Sheets and Statement of Operations, respectively.

As of and for the year ended December 31, 2025, the Company did not incur, earn or have any related parties’ transactions or balances.

As described in Note 4 above, on August 2, 2023 and December 21, 2023, the Company issued an aggregate of $35.7 million of Secured Notes, which includes among others, an entity of which its executive remained elected as a member of the Board of Directors of the Company during the last annual stockholders meeting in December 2025.

During the years ended December 31, 2025 and 2024, Red Oak Partners LLC (“Red Oak Partners”), the Red Oak Fund, LP, The Red Oak Long Fund, LP, and David Sandberg (collectively, the "Reporting Persons") were Section 16 filers with respect to the securities of Global Crossing Airlines Group Inc. As disclosed in a Form 4 filing made by the Reporting Persons on December 24, 2024, several investment funds for which Red Oak Partners, LLC serves as the investment manager, each of which individually owns less than 10% of the outstanding shares of the Company's common stock (the “Investment Vehicles”), purchased an aggregate of 20,000 shares on July 16, 2024 at a price of $0.435 per share and 1,142,500 shares on July 16, 2024 at a price of $0.45 per share that have been matched against sales by certain of the Investment Vehicles on December 19, 2024 of an aggregate of 1,162,500 shares a price of $0.46 per share. The Reporting Persons note that the sales made by the Investment Vehicles represent standard rebalancing transactions made in the ordinary course of business.

The aforementioned purchase prices constitute the lowest purchase prices paid by the Investment Vehicles matched against the highest sale prices that the Investment Vehicles received for the sale of shares. Accordingly, the Reporting Persons delivered to the

Company $12 thousand, representing the full amount of the Reporting Persons' pecuniary interest in the profit realized in connection with the short-swing transactions.

The Reporting Persons have advised the Company that the submission of payment by the Reporting Persons is not an admission that any such payment is required under Section 16(b) of the Securities Exchange Act of 1934, as amended, and the Reporting Persons reserve all of their rights with respect to such matter.

The Company recognized these proceeds as a capital contribution from stockholders and recorded an increase of $11,925, to additional paid-in capital in its audited condensed consolidated statement of changes in equity for the year ended December 31, 2025.

14. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2024 and 2025 (in thousands):

	December 31, 2025	December 31, 2024
Salaries, wages and benefits	$3,101	$2,954
Passenger Taxes	13,837	6,254
Aircraft fuel	864	993
Contracted ground and aviation services	1,511	1,025
Maintenance	1,727	954
Aircraft Rent	3,481	2,981
Other	4,427	5,257
Accrued liabilities	$28,948	$20,418

15. REVENUE CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred revenue liability balances during the years ended December 31, 2025 and 2024 (in thousands) were as follows:

	December 31, 2025	December 31, 2024

Beginning Balance	$8,903	$9,896
Revenue Recognized	(8,903)	(9,896)
Amounts Collected or Invoiced	16,830	8,903
Ending Balance	$16,830	$8,903

16. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

17. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management structured the Company’s business model to derive revenue from customers from two types of contracts: (1) ACMI and (2) Charter, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s President and Chief Financial Officer together serve as the Chief Operating Decision Maker (“CODM”). The Company manages the business activities on a consolidated basis and operates in one reportable segment. The CODM assesses performance for the Company’s single operating segment and decides how to allocate resources based on net income or loss that is also reported on the Consolidated Statements of Operations. Net income is used to monitor actual versus budget results.

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

The following table presents revenue for the Company’s single reportable segment for the periods indicated (in thousands):

	For the years ended December 31,
	2025	2024
Consolidated Revenue	$246,346	$223,751

Products and services

The Company generates revenue from the following major product and service categories (in thousands):

	For the years ended December 31,
Consolidated Revenue	2025	2024
Charter	$62,258	$95,456
ACMI	175,770	123,061
Other	8,318	5,234
Total	$246,346	$223,751

Geographic information

Substantially all of the Company’s long‑lived assets are located in the USA. Revenue by geographic area, based on the location of the customer, is as follows (in thousands):

	United States	Other	Total
Consolidated Revenue	$237,031	$9,315	$246,346

Major customers:

For the year ended December 31, 2025, one customer accounted for approximately 50% of total revenue. No other customer accounted for 10% or more of total revenue in any of the periods presented.

For the year ended December 31, 2024, two customers accounted for approximately 40% and 12% of total revenue. No other customer accounted for 10% or more of total revenue in any of the periods presented.

Because the Company has only one reportable segment, the amounts disclosed above for that segment are also the amounts reported in the consolidated financial statements; therefore, separate reconciliations to consolidated totals have not been presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, including our Executive Chairman and President & Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

Disclosure Controls

The Company’s management, with the participation of the Company’s Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the three month period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the Company’s fiscal year end covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables and accompanying narrative disclosure set forth information about the compensation earned by our named executive officers during the years ended December 31, 2025 and 2024. We refer to each of them in this section as our “Named Executive Officer” or “NEO.”

Summary Compensation Table

The following table sets forth the annual base salary and other compensation paid to each of the NEOs for the fiscal years ended December 31, 2025 and 2024:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ($)(1)	Total ($)
Chris Jamroz	2025	260,000	—	—	260,000
	2024	184,130	—	—	184,130
Executive Chairman
Ryan Goepel	2025	400,000	200,000	80,833	680,833
.	2024	345,833	75,000	108,333	529,166
President, Chief Financial Officer

(1)
The amounts reported in the “Stock Awards” column represent grant date fair value of the restricted stock granted to the NEOs during the fiscal years ended December 31, 2025 and 2024 as computed in accordance with FASB Accounting Standards Codification Topic 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs from the restricted stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning unexercised restricted stock units for each of the NEOs outstanding as of December 31, 2025:

	Stock Awards
Name	Grant Date(1)	Number of Restricted Share Units That Have Not Vested (#)	Market Value of Restricted Share Units That Have Not Vested ($) (2)
Chris Jamroz	3/20/2024	500,000(4)	$292,500
Ryan Goepel	3/16/2023	83,334(3)	48,750
	3/20/2024	100,000(3)	58,500

(1)
All outstanding restricted share units were granted under our Restricted Share Unit Plan.
(2)
The closing market price of our common stock on the OTCQB on December 31, 2025 was $0.585 per share.
(3)
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
(4)
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

The following table sets forth specified information concerning unexercised restricted stock units for each of the NEOs outstanding as of December 31, 2024.

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
(3)
This option vests monthly over 24 months, subject to the executive’s continued service to us. These options are also subject to acceleration of vesting upon a qualifying change in control if the surviving corporation fails to continue or assume the obligations with respect to such options or fails to provide for the conversion or replacement of such options with an equivalent award. All of the remaining options were exercised during the year ended December 31, 2025.
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

Equity Incentive Plans

Description of our Incentive Stock Option Plan, Restricted Share Unit Plan and Performance Share Unit Plan are below:

Summary of the Option Plan

The following description of certain features of the Incentive Stock Option Plan(“Option Plan”) is intended to be a summary only. The summary is qualified in its entirety by the full text of the Option Plan, which is incorporated by reference as Exhibit 10.18 to this Annual Report on Form 10-K. Capitalized terms used but not defined in this Summary of the Option Plan shall have the meanings ascribed to such terms in the Option Plan.

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

Eligible Participants. Certain employees, directors and consultants are eligible to be granted awards under the Option Plan. No eligible person, participant or other person shall have any claim to be granted an award under the Option Plan. The Board is not required to treat with uniformity eligible persons, participants, or holders or beneficiaries of awards under the Option Plan.

Administration. The Option Plan is administered by the Board of the Company. All of the powers exercisable by the Board under the Option Plan may, to the extent permitted by law and authorized by resolution of the Board be exercised by the Compensation Committee.

Subject to applicable limitations in the Option Plan and to applicable law, the Board or the Compensation Committee, as the case may be, has the authority to:

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
•
establish, amend, suspend or waive rules and regulations and appoint such agents as the Board or the Compensation Committee, as applicable, shall deem necessary or appropriate for the proper administration of the Option Plan;
•
make any other determination and take any other action that the Board or the Compensation Committee, as applicable, deems necessary or desirable for the administration of the Option Plan; and
•
adopt such modifications, rules, procedures and subplans as may be necessary or desirable to comply with the provisions of the laws of non-U.S. jurisdictions in which the Company or any of our affiliates may operate.

Determinations and interpretations with respect to the Option Plan are within the sole discretion of the Board or the Compensation Committee, as applicable, whose determinations and interpretations will be binding on all interested parties.

Extension of Option Plan Term. Under the rules of the Cboe CA Exchange, Inc. (“Cboe CA”), the Option Plan will expire on December 10, 2028, the third anniversary of the date that stockholders last approved the Option Plan.

Amendments to the Option Plan. Our Board may amend, alter, suspend, discontinue or terminate the Option Plan at any time, provided that no amendment to the terms of any previously granted award may, (except as expressly provided in the Option Plan), materially and adversely alter or impair the terms or conditions of the award previously granted to a participant under the Option Plan without the written consent of the participant or holder thereof and subject to applicable law. However, notwithstanding any other provision of the Option Plan or any option agreement, stockholder approval must be obtained for any amendment to the Option Plan that:

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
•
increases the maximum option period;
•
modifies the expiry and termination provisions applicable to options granted under the Option Plan; or
•
any other amendment set out in Section 10.12(7) of the Cboe CA Listing Manual.

Amendments to Awards; No Option Repricing. The Board or the Compensation Committee may amend the terms of any previously granted award. However, except as expressly provided in the Option Plan (e.g., in the case of certain corporate transactions), no amendment to the terms of any previously granted award may adversely alter or impair the terms or conditions of the award previously granted to a participant under the Option Plan without the written consent of the participant or holder thereof. Any amendment to the terms of any award previously granted is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange.

The Board or the Compensation Committee may make changes to awards that are necessary or desirable to comply with applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange, including amendments to awards necessary or desirable to maximize any available tax deduction or to avoid any adverse tax result. If any provision of the Option Plan or an option agreement would result in adverse tax consequences to the Company, then the Board or the Compensation Committee may amend such provision (or take any other action reasonably necessary) to avoid any adverse tax consequences. No action taken to avoid any adverse tax consequences to the Company will be deemed impair or otherwise adversely affect the rights of any holder of an award or any beneficiary of such holder.

Except in connection with an adjustment relating to shares of the Company’s common stock described in the section of titled “Shares Available for Awards—Award Limits” below, the Board or the Compensation Committee may not, without prior approval of the Company’s stockholders, effect any re-pricing of any previously granted “underwater” stock options.

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

Method of Exercise. The Board or the Compensation Committee, as applicable, will determine the form or forms (e.g., cash or our common stock (actually or by attestation)) in which payment of the exercise price of options may be made. However, the stock option exercise price may not be paid by delivery of a promissory note.

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

Change in Control. Unless otherwise determined by the Board, or unless otherwise provided in an agreement with the Company or its related entity, or in an option agreement, if a change in control shall conclusively be deemed to have occurred and either one of the following occurs: a) upon a change in control the surviving corporation (or any related entity thereof) or the potential successor (or any related entity thereto) fails to “continue or assume” the obligations with respect to each option or fails to provide for the “conversion or replacement” of each option with an equivalent option that satisfies the criteria set forth in the Option Plan; or b) in the event that the options were “continued or assumed”, or “converted or replaced” as contemplated in the Plan, during the two-year period following the effective date of a change in control, the participant’s employment or engagement is terminated as contemplated in the Option Plan, then there shall be immediate full vesting and redemption of each outstanding option.

Other Terms and Conditions. The Compensation Committee may grant stock options with such additional terms and conditions as the Board of the Compensation Committee, as applicable, shall determine.

Shares Available for Awards; Award Limits. The number of shares available for future awards under the Option Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2025, 3,246,963 shares are available for future awards under the Option Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the Option Plan. The number of shares issued or reserved pursuant to the Option Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

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

Summary of the RSU Plan

The following description of certain features of the RSU Plan is intended to be a summary only. The summary is qualified in its entirety by the full text of the RSU Plan, which is incorporated by reference as Exhibit 10.20 to this Annual Report on Form 10-K. Capitalized terms used but not defined in this Summary of the RSU Plan shall have the meanings ascribed to such terms in the RSU Plan.

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

Eligible Participants. Certain employees, directors and consultants are eligible to be granted awards under the RSU Plan. No eligible person, participant or other person shall have any claim to be granted an award under the RSU Plan. The Board is not required to treat with uniformity eligible persons, participants, or holders or beneficiaries of awards under the Plan.

Administration. The RSU Plan is administered by the Compensation Committee, or by the full Board of the Company if the Compensation Committee ceases to exist. The Compensation Committee shall, periodically, after considering the Chief Executive Officer’s recommendations, make recommendations to the Board as to the grant of RSUs. In addition to the powers granted to the Board under the RSU Plan and subject to the terms of the RSU Plan, the Board shall have full and complete authority to grant RSUs, to interpret the RSU Plan, to prescribe such rules and regulations as it deems necessary for the proper administration of the RSU Plan and to make such determinations and to take such actions in connection therewith as it deems necessary or advisable. Any such interpretation, rule, determination or other act of the Board shall be conclusively binding upon all persons.

Extension of RSU Plan Term. Under the rules of the CBOE Canada, the RSU Plan will expire on December 10, 2028, the third anniversary of the date that stockholders approved the RSU Plan.

Amendments to the RSU Plan. The Board may, subject to stockholder approval, amend the RSU Plan or terms of an RSU at any time. Notwithstanding the foregoing, the Board is specifically authorized to amend or revise the terms of the RSU Plan or RSUs without obtaining stockholder approval in the following circumstances:

1.
to change the termination or vesting provisions of the RSUs, except for the benefit of a Related Person; or
2.
other amendments of a housekeeping nature, including the correction or rectification of any ambiguities, defective or inconsistent provisions, errors, mistakes or omissions herein and updating provisions herein to reflect changes in the governing laws, including tax laws, and the Cboe CA requirements.

Except as otherwise permitted by the Cboe CA, amendments to the Plan set out in Section 10.12(7) of the Cboe CA Listing Manual, may not be made without obtaining approval of the stockholders in accordance with Cboe CA requirements.

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

Change in Control. Unless otherwise determined by the Board, or unless otherwise provided in an agreement with the Company or its related entity, or in an RSU agreement, if a change in control shall conclusively be deemed to have occurred and either one of the following occurs: a) upon a change in control the surviving corporation (or any related entity thereof) or the potential successor (or any related entity thereto) fails to “continue or assume” the obligations with respect to each option or fails to provide for the “conversion or replacement” of each RSU with an equivalent RSU that satisfies the criteria set forth in the RSU Plan; or b) in the event that the RSUs were “continued or assumed”, or “converted or replaced” as contemplated in the RSU Plan, during the two-year period following the effective date of a change in control, the participant’s employment or engagement is terminated as contemplated in the RSU Plan, then there shall be immediate full vesting and redemption of each outstanding RSU.

Shares Available for Awards; Award Limits. The number of shares available for future awards under the RSU Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2025, 3,246,963 shares are available for future awards under the RSU Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the RSU Plan. The number of shares issued or reserved pursuant to the RSU Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

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

Summary of the PSU Plan

The following description of certain features of the Company Amended Performance Share Unit Plan (the “PSU Plan”) is intended to be a summary only. The summary is qualified in its entirety by the full text of the PSU Plan, which is incorporated by reference as Exhibit 10.21 to this Annual Report on Form 10-K. Capitalized terms used but not defined in this Summary of the PSU Plan shall have the meanings ascribed to such terms in the PSU Plan.

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

Performance Share Units. The holder of performance share units (“PSUs”) will have the right, subject to any restrictions imposed by the Board, to receive our common stock, or a cash payment equal to the fair market value of such shares, at some future date determined by the Board. The Board will have the authority to determine the timing of any grants of PSUs and may make the vesting of PSUs subject to the completion of target milestones (which may include performance or time targets) set by the Board. Holders of PSUs will not have any of the voting rights of a holder of our common stock, nor will they have a right to receive any dividends paid on our common stock. The Board may impose additional terms and conditions on any PSU not inconsistent with the provisions of the PSU Plan as the Board shall determine.

Eligible Participants. Certain employees, directors and consultants are eligible to be granted awards under the PSU Plan. No eligible person, participant or other person shall have any claim to be granted an award under the PSU Plan. The Board is not required to treat with uniformity eligible persons, participants, or holders or beneficiaries of awards under the Plan.

Administration. The PSU Plan is administered by the Compensation Committee, or by the full Board of the Company if the Compensation Committee ceases to exist. The Compensation Committee shall, periodically, after considering the Chief Executive Officer’s recommendations, make recommendations to the Board as to the grant of PSUs. In addition to the powers granted to the Board under the PSU Plan and subject to the terms of the PSU Plan, the Board shall have full and complete authority to grant PSUs, to interpret the PSU Plan, to prescribe such rules and regulations as it deems necessary for the proper administration of the PSU Plan and to make such determinations and to take such actions in connection therewith as it deems necessary or advisable. Any such interpretation, rule, determination or other act of the Board shall be conclusively binding upon all persons.

Extension of PSU Plan Term. Under the rules of the Cboe CA, the PSU Plan will expire on December 10, 2028, the third anniversary of the date that stockholders approved the PSU Plan.

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
2.
other amendments of a housekeeping nature, including the correction or rectification of any ambiguities, defective or inconsistent provisions, errors, mistakes or omissions herein and updating provisions herein to reflect changes in the governing laws, including tax laws, and the Cboe CA requirements.

Except as otherwise permitted by the Cboe CA, amendments to the Plan set out in Section 10.12(7) of the Cboe CA Listing Manual, may not be made without obtaining approval of the stockholders in accordance with Cboe CA requirements.

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

Change in Control. Unless otherwise determined by the Board, or unless otherwise provided in an agreement with the Company or its related entity, or in an PSU agreement, if a change in control shall conclusively be deemed to have occurred and either one of the following occurs: a) upon a change in control the surviving corporation (or any related entity thereof) or the potential successor (or any related entity thereto) fails to “continue or assume” the obligations with respect to each option or fails to provide for the “conversion or replacement” of each PSU with an equivalent PSU that satisfies the criteria set forth in the PSU Plan; or b) in the event that the PSUs were “continued or assumed”, or “converted or replaced” as contemplated in the PSU Plan, during the two-year period following the effective date of a change in control, the participant’s employment or engagement is terminated as contemplated in the PSU Plan, then there shall be immediate full vesting and redemption of each outstanding PSU.

Shares Available for Awards; Award Limits. The number of shares available for future awards under the PSU Plan, and all other stock based compensation plans, is 9,400,000 less the number of shares subject to awards outstanding on the record date of the Annual Meeting (as of December 31, 2025, 3,246,963 shares are available for future awards under the PSU Plan, and all other stock based compensation plans). Any shares subject to awards outstanding on the date of the Annual Meeting that are thereafter exercised, forfeited, terminated or cancelled will again be available for future awards under the PSU Plan. The number of shares issued or reserved pursuant to the PSU Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in our common stock.

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

Summary of the ESPP Plan

The Company has established an Employee Share Purchase Plan (“ESPP”). The purpose of the ESPP is to assist eligible employees of the Company and its designated subsidiaries and affiliates (“Eligible Employees”) in acquiring a stock ownership interest in the Company. The summary is qualified in its entirety by the full text of the ESPP, which is incorporated by reference as Exhibit 10.19 to this Annual Report on Form 10-K. Capitalized terms used but not defined in this Summary of the ESPP Plan shall have the meanings ascribed to such terms in the ESPP.

The ESPP permits two types of offerings: a Section 423 Offering and a Non-Section 423 Offering. It is the intention of the Company to have each Section 423 Offering qualify as an “employee stock purchase plan” under Section 423 of the Code and to have each Non-Section 423 Offering be exempt from the requirements of Section 409A of the Code. The provisions of the ESPP with respect to any Section 423 Offering shall, accordingly, be construed and administered consistently with that intention. Except as otherwise provided in the ESPP or determined by the Administrator, each Non-Section 423 Offering will operate and be administered in the same manner as any Section 423 Offering.

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
•
An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Beneficial Ownership of Common Stock

The following table sets forth information known to the Company regarding the beneficial ownership of common stock owned by:

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

The beneficial ownership of Company common stock is based on 51,438,699 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,089,107 shares of Class B Non-Voting Common Stock outstanding as of February 16, 2026. Such beneficial ownership reflects security ownership known to the Company.

Addresses for the beneficial owners are set forth in the footnotes to the table.

	Common Stock		Class A Non-Voting Common Stock(1)		Class B Non-Voting Common Stock(1)
Name and Address of Beneficial Owner(2)	Shares	%	Shares	%	Shares	%
Ronald T. Bevans, Jr	2,960,715	5.76%	—	—	—	—
Galloway Capital Partners, LLC(3)	4,082,000	7.94%	—	—	—	—
Red Oak Partners, LLC (4)	9,244,147	17.97%	4,435,333	80.10%	—	—
Edward J. Wegel (5)	4,432,276	8.62%	—	-	11,900	*
Named Executive Officers and Directors
Ryan Goepel (6)	1,969,724	3.83%	—	—	—	—
Deborah Robinson (7)	431,494	0.84%	—	—	—	—
Alan Bird (8)	416,167	*	—	—	69,000	*
LyonIX Aviation, LLC (Chris Jamroz) (9)	2,060,520	4.01%	1,101,980	19.90%	—	—
T. Allan McArtor (10)	183,333	*	—	—	—	—
Andrew Axelrod (11)	5,195,451	10.10%	—	—	—	—
Cordia Harrington(12)	300,000	*	—	—	—	—
All executive officers and directors as a group (7 persons)	10,556,689	22.72%	1,101,980	19.90%	69,000	*

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

(3) Represents 4,082,000 shares of Common Stock. Bruce Galloway, the managing member of Galloway Capital Partners, LLC, may be deemed to have voting and dispositive power with respect to these shares of Common Stock of the Company. The address for Galloway Capital Partners, LLC is 650 NE 2nd Avenue, 3007, Miami, FL 33132

(4) The named party is the holder of (i) 9,244,147 shares of Common Stock; (ii) 4,435,333 shares of Class A Non-Voting Common Stock which Class A Non-Voting Common Stock may not be converted by the holder to the extent that, after giving effect to such conversion, the holder and its affiliates collectively would beneficially own in excess of 4.99% of the issued and outstanding common stock; and (iii) warrants to purchase 6,037,313 shares of Common Stock, which warrants may not be exercised by the holder to the extent that, after giving effect to such exercise, the holder and its affiliates collectively would beneficially own in excess of 4.99% of the issued and outstanding common stock. The shares of Common Stock, Class A Non-Voting Common Stock and warrants are beneficially held by Red Oak Partners, LLC (“Red Oak”) on behalf of The Red Oak Fund, L.P. and The Red Oak Long Fund, L.P. Each of Red Oak and David Sandberg, the managing member of Red Oak, may be deemed to have shared voting and dispositive power with respect to these shares of common stock of the Company. The address for Red Oak Partners, LLC is 40 SE 5th Street, Boca Raton, FL 33432.

(5) Represents 4,432,276 shares of Common Stock, including 508,750 shares of Common stock held by Mr. Wegel’s spouse, and 11,900 shares of Class B Non-Voting Common Stock.

(6) Represents 1,549,724 shares of Common Stock, 83,334 restricted share units redeemable for 83,334 shares of Common Stock within 60 days of the date above, 50,000 restricted share units redeemable for 50,000 shares of Common Stock within 60 days of the date of the above and 286,666 restricted share units redeemable for 286,666 shares of Common Stock within 60 days of the date of the above.

(7) Represents 431,494 shares of Common Stock.

(8) Represents 416,667 shares of Common Stock and 69,000 shares of Class B Non-Voting Common Stock.

(9) The named party is the holder of (i) 2,060,520 shares of Common Stock; (ii) 1,101,980 shares of Class A Non-Voting Common Stock which Class A Non-Voting Common Stock may not be converted by the holder to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% of the issued and outstanding common stock; and (iii) warrants to purchase 1,500,000 shares of Common Stock, which warrants may not be exercised by the holder to the extent that, after giving effect to such exercise, the holder would beneficially own in excess of 4.99% of the issued and outstanding common stock. Each of LyonIX Aviation, LLC (“LyonIX”) and Kryzsztof (Chris) Jamroz, the sole owner of LyonIX, may be deemed to have shared voting and dispositive power with respect to these shares of common stock of the Company. The address for LyonIX Aviation, LLC is 510 Seagate Drive, Delray Beach, FL 33483. Mr. Jamroz is the Executive Chairman of the Board of GlobalX.

(10) Represents 183,333 shares of common stock.

(11) Represents 5,195,451 warrants to purchase 5,195,451 shares of Common Stock. The warrants are beneficially held by Axar Capital Management L.P. on behalf of certain funds and/or managed accounts. The address for Axar Capital Management L.P. is 402 West 13th Street, Floor 5, New York, NY 10014.

(12) Represents 300,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the Company’s fiscal year end covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is hereby incorporated by reference from our Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the Company’s fiscal year end covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.
Financial Statement Schedules

Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s consolidated financial statements and related notes.

3.
Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit		Incorporated by Reference			Filed (X) or Furnished (*)
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Share Exchange Agreement, dated as of February 5, 2020, between Canada Jetlines Ltd and Global Crossing Airlines, Inc.	S-1/A	12/13/21	2.1
3.1	Amended and Restated Certificate of Incorporation of Global Crossing Airlines Group Inc.	S-1/A	12/13/21	3.1
3.2	Second Amended and Restated Bylaws of Global Crossing Airlines Group Inc.	S-1	11/23/21	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.			4.1
4.2	Common Stock Purchase Warrant, dated April 20, 2021, issued by Global Crossing Airlines Group, Inc. to Ascent Global Logistics, Inc.	S-1/A	12/13/21	4.2
4.4	Indenture, dated August 2, 2023, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	08/07/23	4.4
4.5	Form of Common Stock Warrant, dated August 2, 2023.	8-K	08/07/23/	4.5
4.6	Third Supplemental Indenture, dated December 21, 2023, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K/A	12/16/23	4.3
10.2	Master Lease Agreement #ML 01862173 dated December 22, 2020, by and between Global Crossing Airlines LLC and CIT Bank, N.A.	S-1/A	12/13/21	10.2
10.3	Aircraft Lease Agreement by and between Global Crossing Airlines, Inc., as lessee, and Wilmington Trust Co, as owner-trustee for the Falcon MSN 2695 Trust, as lessor.	S-1/A	12/13/21	10.3
10.4	Subscription Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. Global Crossing Airlines Inc., and the subscribers named therein.	8-K	08/07/23	10.4
10.5	General Security Agreement, dated August 2, 2022, by and among Global Crossing Airlines Group, Inc., Global Crossing Airlines, Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	08/07/23	10.5
10.6	Registration Rights Agreement, entered into as of August 2, 2023, by and among Global Crossing Airlines Group Inc. and the subscribers named therein.	8-K	08/07/23	10.6
10.11	Aircraft ACMI Lease Agreement dated June 1, 2020, by and between Global Crossing Airlines, Inc. and SmartLynx Airlines Malta, as amended by that certain Amending Agreement No. 1 dated July 29, 2020 and that certain Amending Agreement No. 2 dated October 15, 2020.	S-1/A	12/13/21	10.11
10.12	2018 Airline Use Agreement, dated December 17, 2020, by and between Miami-Dade County and Global Crossing Airlines LLC.	S-1/A	12/13/21	10.12

10.13	Passenger Aircraft Charter Agreement dated February 23, 2021, by and between Global Crossing Airlines, LLC and CubaX Air Tours, LLC.	S-1/A	12/13/21	10.13
10.14	Cooperation Agreement 2020 dated March 16, 2020, by and between Global Crossing Group and Airfleet Resources, Ltd., as amended by that certain Cooperation Agreement 2020, September Extension dated September 19, 2020.	S-1/A	12/13/21	10.14
10.15	Aviation Fuel Supply Agreement dated June 3, 2020, by and between Global Crossing Airlines LLC and Associated Energy Group, LLC.	S-1/A	12/13/21	10.15
10.16	AeroCRS Services Agreement dated December 22, 2020, by and between Global Crossing Airlines, Inc. and AERO CRS Ltd.	S-1/A	12/13/21	10.16
10.18†	Incentive Stock Option Plan.	S-8	05/06/22	4.1
10.19†	Employee Stock Purchase Plan.	S-8	05/06/22	4.4
10.20†	Restricted Share Unit Plan.	S-8	05/06/22	4.2
10.21†	Performance Share Unit Plan.	S-8	05/06/22	4.3
10.22	Securities Purchase Agreement, dated April 20, 2021, by and between Global Crossing Airlines Group Inc. and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.22
10.23†	Form of Indemnification Agreement for Officers and Directors.	S-1/A	12/13/21	10.23
10.24	Nomination Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.24
10.25	Registration Rights Agreement, dated April 20, 2021, by and between the Company and Ascent Global Logistics, Inc.	S-1/A	12/13/21	10.25
10.26	Master Service Agreement, dated May 18, 2021 by and among Global Crossing Airlines LLC and U.S. Bank National Association, acting through Elavon Canada Company.	S-1/A	12/13/21	10.26
10.28	Framework Agreement, dated June 23, 2020 by and among the Company and SmartLynx Airlines Malta Limited.	S-1/A	12/13/21	10.28
10.29	Joint Venture Agreement, dated September 9, 2020 between KD Holdings LLC and Global Crossing Airlines LLC.	S-1/A	12/13/21	10.29
10.31	Operating Lease Agreement, dated July 9, 2021, between UMB Bank, NA and the Company.	S-1/A	12/13/21	10.31
10.34	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/21	10.34
10.35	Aircraft Lease Agreement, dated November 5, 2021 between UMB Bank, National Association, and Global Crossing Airlines, Inc.	S-1/A	12/13/21	10.35
10.36†	Employment Agreement, dated September 1, 2021, by and between the Company and Ryan Goepel.	S-1/A	12/13/21	10.36
10.40	Amendment to Employment Agreement, dated September 26, 2024, by and between the Company and Ryan Goepel.	10-K	12/31/24	10.40
10.41	Aircraft Operating Lease Agreement (MSN 2481), dated November 14, 2025, between Bank of Utah, not in its individual capacity but solely as owner trustee and Global Crossing Airlines Inc.				X
10.42	Aircraft Operating Lease Agreement (MSN 2492), dated June 6, 2025, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee and Global Crossing Airlines Inc.				X
10.43	Aircraft Operating Lease Agreement (MSN 2477), dated June 6, 2025, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee and Global Crossing Airlines Inc.				X
10.44	Aircraft Operating Lease Agreement (MSN 2503), dated June 6, 2025, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee and Global Crossing Airlines Inc.				X
10.45	Aircraft Operating Lease Agreement between Bank of Utah, and Global Crossing Airlines, Inc.	10-Q	3/31/25	10.1
10.46	Loan Agreement, dated as of July 9, 2025, by and among MSN 3101 Acquisition LLC, Bank of Utah, not in its individual capacity but solely as owner trustee of MSN 3101 Trust, volofin Capital Management Ltd., volofin Holdings Designated Activity Company,	10-Q	6/30/25	10.2

	volofin Holdings Designated Activity Company and the lenders party thereto.
10.47	Aircraft Mortgage and Security Agreement, dated as of July 11, 2025, by and between Bank of Utah, not in its individual capacity but solely as owner trustee of MSN 3101 Trust, and volofin Holdings Designated Activity Company.	10-Q	6/30/25	10.2
10.48	Promissory Note, dated as of July 11, 2025, by MSN 3101 Acquisition LLC and Bank of Utah, not in its individual capacity but solely as owner trustee of MSN 3101 Trust, as Borrowers.	10-Q	6/30/25	10.3
10.49	Aircraft Airframe Finance Lease Agreement between TVPX Aircraft Solutions, Inc., not in its individual capacity but solely as Owner Trustee, and Global Crossing Airlines, Inc.	10-Q	9/30/25	10.1
10.50	Certificate of Acceptance (MSN 2840), by Global Crossing Airlines, Inc., to TVPX Aircraft Solutions Inc., not in its individual capacity but solely as Owner Trustee.	10-Q	9/30/25	10.2
10.51	IATA Document No. 5016-01 Master Short-term Engine Lease Agreement October 2012, prepared in conjunction with the Aviation Working Group.	10-Q	9/30/25	10.3
10.52	Lease Agreement ESN V12844, dated as of August 15, 2025 between Gryphon Trading Company, LLC, and Global Crossing Airlines, Inc.	10-Q	9/30/25	10.4
10.53	Engine Lease General Terms Agreement, dated as of January 17, 2024 between WWTAI Airopco 1 Bermuda LTD., and Global Crossing Airlines, Inc.	10-Q	9/30/25	10.5
10.54	Equipment Schedule No. 3, dated as of August 8, 2025 between WWTAI Airopco 1 Bermuda LTD., and Global Crossing Airlines, Inc.	10-Q	9/30/25	10.6
10.55	Aircraft Lease Extension and Amendment Agreement (MSN 3869), dated November 14, 2025, between Bank of Utah, not in its individual capacity but solely as owner trustee and Global Crossing Airlines Inc.				X
10.56	Aircraft Lease Extension and Amendment Agreement (MSN 2993), dated December 11, 2025, between UMB Bank, N.A., and Global Crossing Airlines Inc.				X
14.1	Code of Business Conduct and Ethics.				X
19.1	Global Crossing Airlines Group Inc. Insider Trading Policy.	10-K	12/31/24	19
21.1	Subsidiaries of the Company.				X
23.1	Consent of Rosenberg Rich Baker Berman, P.A.				X
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

					X
32.1	Certifications of Executive Chairman and President pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.				*
32.2	Certifications of President & Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2026

/s/ Chris Jamroz
Chris Jamroz
Executive Chairman

Dated: March 5, 2026

/s/ Ryan Goepel
Ryan Goepel
President - CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	March 5, 2026

/s/ Chris Jamroz	Executive Chairman	March 5, 2026

/s/ Alan Bird	Director	March 5, 2026

/s/ T. Allan McArtor	Director	March 5, 2026

/s/ Deborah Robinson	Director	March 5, 2026

/s/ Cordia Harrington	Director	March 5, 2026

/s/ Andrew Axelrod	Director	March 5, 2026