Form 10-Q
period 2026-03-31
Global Crossing Airlines Group Inc.
filed 2026-05-07
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 and Class A and Class B non-voting common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2026 was 66,820,278 shares, consisting of 52,193,858 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,089,107 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended March 31, 2026

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	March 31, 2026	December 31, 2025
	(Unaudited)
Current Assets
Cash and cash equivalents	$16,915	$16,694
Restricted cash	3,065	3,809
Accounts receivable, net of allowance for credit losses	4,763	6,782
Prepaid expenses and other current assets	4,268	3,529
Current assets held for sale	144	405
Total Current Assets	29,155	31,219
Property and equipment, net	36,180	33,578
Finance leases, net	52,197	48,870
Operating lease right-of-use assets	69,456	72,824
Deposits	12,995	11,880
Other assets	5,289	4,681
Total Assets	$205,272	$203,052
Current liabilities
Accounts payable	$15,033	$13,888
Accrued liabilities	36,998	28,948
Deferred revenue	6,390	16,830
Customer deposits	4,676	4,401
Current portion of note payable	2,922	3,080
Current portion of long-term operating leases	14,423	14,262
Current portion of finance leases	12,303	10,304
Total current liabilities	92,745	91,713
Other liabilities
Note payable, net of unamortized debt issuance costs	39,859	40,447
Long-term operating leases	55,720	59,374
Long-term finance leases	42,816	40,705
Other liabilities	293	291
Total other liabilities	138,688	140,817
Total Liabilities	$231,433	$232,530
Commitments and Contingencies (Note 9)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 144,462,687, 5,537,313 and 50,000,000 authorized; 52,043,701, 5,537,313, 9,089,107 and 50,992,033, 5,537,313, 9,089,107 issued and outstanding as of March 31, 2026 and December 31, 2025, for Common Stock, Class A Non-voting Common Stock, and Class B Non-voting Common Stock, respectively	$66	$65
Additional paid-in capital	44,518	44,022
Retained deficit	(70,926)	(73,617)
Total Company's stockholders’ deficit	(26,342)	(29,530)
Noncontrolling interest	181	52
Total stockholders’ deficit	(26,161)	(29,478)
Total Liabilities and Deficit	$205,272	$203,052

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Revenue	$76,566	$66,601
Operating Expenses
Salaries, Wages, & Benefits	20,779	18,792
Aircraft Fuel	7,813	7,405
Maintenance, materials and repairs	6,958	3,852
Depreciation and amortization	4,666	2,248
Contracted ground and aviation services	7,253	6,306
Travel	2,999	2,956
Insurance	1,233	1,261
Aircraft Rent	13,471	15,241
Other	5,292	5,431
Total Operating Expenses	$70,464	$63,492
Operating Income	6,102	3,109
Non-Operating Expenses
Interest Expense	3,282	2,583
Total Non-Operating Expenses	3,282	2,583
Income before income taxes	2,820	526
Income tax expense	-	-
Net Income	2,820	526
Net Income attributable to Noncontrolling Interest	129	372
Net Income attributable to the Company	2,691	154
Earnings per share:
Basic	$0.04	$-
Diluted	$0.04	$-
Weighted average number of shares outstanding	66,071,505	62,205,192

Fully diluted shares outstanding	71,104,538	69,619,293

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	$62	$40,949	$(70,566)	$(29,555)	$87	$(29,468)
Issuance of shares – options exercised	50,000	-	12	-	12	-	12
Issuance of shares – share based compensation on RSUs	1,876,109	2	534	-	536	-	536
Income for the period	-	-	-	154	154	372	526
Issuance of shares - ESPP	5,496	-	3	-	3	-	3
Ending – March 31, 2025	63,690,332	$64	$41,498	$(70,412)	$(28,850)	$459	$(28,391)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2026	65,618,453	$65	$44,022	$(73,617)	$(29,530)	$52	$(29,478)
Issuance of shares – share based compensation on RSUs	1,051,668	1	496	-	497	-	497
Income for the period	-	-	-	2,691	2,691	129	2,820
Ending – March 31, 2026	66,670,121	$66	$44,518	$(70,926)	$(26,342)	$181	$(26,161)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,820	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,666	2,248
Credit losses	273	—
Loss on sale of spare parts	7	72
Amortization of debt issue costs	103	183
Amortization of operating lease right of use assets	3,368	3,844
Share-based payments	497	536
Interest on finance leases	1,719	1,086
Changes in assets and liabilities:
Accounts receivable	1,747	(2,193)
Assets held for sale	254	(3)
Prepaid expenses and other current assets	(739)	(47)
Accounts payable	1,146	224
Accrued liabilities	(2,113)	(1,128)
Operating lease obligations	(3,494)	(4,124)
Other liabilities	(1,242)	(1,118)
Net cash provided by operating activities	9,012	106
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(2,336)	(142)
Purchases of property and equipment	(3,694)	(2,732)
Net cash used in investing activities	(6,030)	(2,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(2,657)	(1,067)
Principal payments on note payable	(848)	—
Proceeds on issuance of shares	-	15
Net cash used in financing activities	(3,505)	(1,052)
Net decrease in cash, cash equivalents, and restricted cash	(523)	(3,820)
Cash, cash equivalents and restricted cash - beginning of the period	20,503	14,043
Cash, cash equivalents and restricted cash - end of the period	$19,980	$10,223
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and prepaid expenses and other current assets (deferred maintenance)	$-	$117
Aircraft acquired through finance leases	$6,289	$-
Equipment acquired through finance leases	$-	$3,453
Cash paid for
Interest	$4,455	$3,765

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 1 - Financial Statements

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Group Inc. (the “Company” or “GlobalX”), as its principal business activity, provides passenger and cargo aircraft to customers through aircraft operating service agreements, including, crew, maintenance and insurance (“ACMI”) and charter services (“Charter”) serving the United States, Europe, Canada, the Caribbean Islands, and Central and South America.

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively “GlobalX USA”), Global Crossing Airlines Holdings, Inc, GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), MSN 3101 Acquisition LLC (“MSN 3101”) and Charter Air Solutions, LLC (“Top Flight”). All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026, and cash flows for the three months ended March 31, 2026. The condensed consolidated balance sheet at December 31, 2025, was derived from the Company’s audited annual consolidated financial statements but does not contain all of the footnote disclosures from such audited annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes additional disclosures and a summary of our significant accounting policies.

The Company’s quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with GAAP on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2026, the Company had a working capital deficit of $63.6 million and a retained deficit of $70.9 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this 10-Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses or the statements of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company’s 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company’s financial position, results of operations, or cash flows. The Company is currently evaluating the impact of ASU No. 2024-03 on its disclosures.

In July 2025, the FASB issued ASU No. 2025-05 – Financial Instruments—Credit Losses. This update provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. Under the practical expedient, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the financial asset. The Company adopted the provisions of ASU No. 2025-05 in its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and was applied using a prospective approach. The Company adopted the practical expedient when evaluating our Accounts Receivable to establish our allowance for credit losses. The standard only impacts our evaluation of our allowance for credit losses and did not impact the Company’s financial position, results of operations, or cash flows.

3. PROPERTY AND EQUIPMENT, NET

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

Computer Hardware and Software 3-5 years

Property and Equipment under Finance Leases 5-30 years (or life of lease, if shorter)

Rotable Parts Average remaining life of aircraft fleet, currently estimated to be 48 months

Airframe 6 years (lesser of 25 years or date until next 12-Y check)

Engines Average remaining life of aircraft fleet associated to the engines, currently estimated to be 40 months

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

The components of property and equipment, net are as follows (in thousands):

	March 31, 2026	December 31, 2025
Rotable Parts	$18,910	$16,534
Engines	12,082	12,082
Leasehold Improvements, Aircraft, Other	4,925	3,913
Airframe	3,000	3,000
Office and Ground Equipment	1,539	1,523
Computer Hardware and Software	1,454	1,425
Less: Accumulated Depreciation	(5,730)	(4,899)
Total Property and Equipment, Net	$36,180	$33,578

During the three months ended March 31, 2026 and 2025, depreciation of property and equipment was $4.7 million and $2.3 million, respectively.

4.
NOTES PAYABLE

On August 2, 2023, and December 21, 2023, the Company consummated the placement of $35 million and $0.7 million, respectively, of senior secured notes due 2029 (the “Secured Notes”).

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
•
the Secured Notes and the related guarantees are secured by a lien on substantially all of the property and assets of the Company and the guarantors of the Secured Notes;
•
financial covenants requiring minimum adjusted EBITDA of (i) $5 million for the fiscal year ended December 31, 2023, (ii) $15 million for the fiscal year ended December 31, 2024, and (iii) $25 million for the fiscal year ended December 31, 2025, and each following fiscal year;
•
minimum liquidity of $5 million measured at each quarter end; and
•
collateral substantially of all the Company’s assets.

The Company determined that the terms of the warrants issued in the financing require such warrants to be classified as equity. Accordingly, upon issuance, the Company recorded debt issuance costs of $3.8 million related to the warrants along with a corresponding credit to additional paid in capital. As the warrants are classified as equity warrants the Company will not remeasure the warrants each accounting period.

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

Notes Payable is comprised of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Secured Notes	$35,684	$35,684
Loan Documents	12,314	13,154
Less unamortized debt issuance costs, noncurrent	(5,217)	(5,311)
Total carrying amount	42,781	43,527
Less current maturities	(2,922)	(3,080)
Total long-term Note Payable	$39,859	$40,447

5.
SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL AUTHORIZED

The Company has authorized share capital of 200,000,000 shares of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock, par value $0.001 per share.

As of March 31, 2026, the Company had 52,043,701 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,089,107 Class B Non-Voting Common Stock outstanding. As of December 31, 2025, the Company had 50,992,033 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,089,107 Class B Non-Voting Common Stock outstanding.

All classes of common stock share equally in dividends rights, liquidation preferences, redemption or call provisions, transfer restrictions or ownership limitations; and differences relate only to voting rights and conversion features.

Share issuance

During the three months ended March 31, 2026:

•
The Company issued 1,051,668 Common Stock shares pursuant to 1,051,668 RSUs.

6.
WARRANTS

The following is a summary of share purchase warrants activities during the three months ended March 31, 2026 and 2025:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2026	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding March 31, 2026	17,732,764	$1.21

As of March 31, 2026, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
7,537,313	$1.50	0.08	April 29, 2026
10,195,451	$1.00	4.25	June 30, 2030
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

As of and for the three months ended March 31, 2026, there were no stock options outstanding and exercisable.

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

There were no stock options granted during the three months ended March 31, 2026, and 2025.

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

At the election of the Board of Directors, upon each vesting date, participants receive (a) the issuance of Common Stock from treasury equal to the number of RSUs vesting, (b) a cash payment equal to the number of vested RSUs multiplied by the fair market value of a share of Common Stock, calculated as the closing price of the Common Stock on the OTCQB for the trading day immediately preceding such payment date, or (c) a combination of (a) and (b).

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

The following is a summary of RSU activities for the three months ended March 31, 2026:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2026	6,153,037	$0.68
Granted	—	—
Vested	(1,051,668)	0.71
Forfeited	(68,336)	0.75
Outstanding March 31, 2026	5,033,033	$0.67

During the three months ended March 31, 2026 and 2025, the Company recognized total share-based payments expense with respect to stock options, RSUs and employees’ stock purchase plan of approximately $497,000 and $536,000, respectively, as presented in Salaries, Wages, & Benefits on the Company’s Statement of Operations.

The remaining compensation that has not been recognized as of March 31, 2026, and 2025 with regards to RSUs and the weighted average period in which they will be recognized, is $1.5 million and 1.58 years and $4.1 million and 1.93 years, respectively. As of March 31, 2026, and 2025, all compensation expenses with respect to stock options have been recognized.

Employee Stock Purchase Plan

In September 2021, the Board adopted the GlobalX 2021 Employee Stock Purchase Plan (“ESPP”). There are two offering periods during which the employees make contributions to the ESPP. The first offering period runs from May 16th to October 31st of each year and the second offering period runs from November 1st to May 15th of each year. Eligible employees may purchase a maximum of 10,000 shares of Common Stock per offering period through payroll deductions, at a price per share equal to 85% of the lower of the fair market values of a share of Common Stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and an employee may not purchase more than $25,000 of Common Stock during any calendar year in which the employee’s option to purchase shares under the ESPP is outstanding at any time.

At the Annual Meeting of Stockholders of the Company held on November 22, 2024, the Company’s stockholders approved an amendment to the ESPP. The amendment was approved by Company’s Board of Directors, subject to the approval of Company’s stockholders, and became effective with such stockholder approval on November 22, 2024.

As a result of such stockholder approval, the ESPP was amended to increase the number of shares of Common Stock authorized for issuance under the ESPP by 3,000,000 (from 1,000,000 shares to 4,000,000 shares).

During the three months ended March 31, 2026, the Company did not issue shares of Common Stock under the ESPP.

During the three months ended March 31, 2025, the Company issued 5,496 shares of Common Stock under the ESPP and recorded proceeds on issuance of such shares of approximately $3,000.

As of March 31, 2026, and 2025, total recognized equity-based compensation costs related to ESPP were $0 and approximately $3,000, respectively.

ESPP payroll contributions accrued on March 31, 2026, and 2025 totaled approximately $165,000 and $108,000, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

8. INCOME TAXES

The Company’s expected effective tax rate for the three months ended March 31, 2026, and 2025 is 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

9. COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to management and development services, lease arrangements and financing arrangements.

On April 29, 2024, the Company entered into a lease agreement for one A321 passenger aircraft. The approximately one-year lease commenced on January 31, 2025. Under the agreement, the Company will pay the lessor a fixed monthly rent for 22 months, plus supplemental rent for maintenance of the aircraft.

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

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft. The approximately two-year lease commenced on October 24, 2025. Under the lease agreement, the Company will pay the lessor a fixed monthly rent for 25 months, plus supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft. The approximately three-year lease commenced on March 6, 2026. Under the lease agreement, the Company will pay the lessor a fixed monthly rent for 33 months, plus supplemental rent for maintenance of the aircraft.

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft. The approximately three-year lease commenced on March 18, 2026. Under the lease agreement, the Company will pay the lessor a fixed monthly rent for 34 months, plus supplemental rent for maintenance of the aircraft.

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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded in thousands on the Company's condensed consolidated balance sheet as of March 31, 2026. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2026	$14,390	$17,492
2027	17,723	21,392
2028	14,827	16,232
2029	10,708	13,820
2030	8,812	11,958
2031 and thereafter	7,696	18,634
Total minimum lease payments	74,156	99,528
Less amount representing interest	19,037	29,385
Present value of minimum lease payments	55,119	70,143
Less current portion	12,303	14,423
Long-term portion	$42,816	$55,720

The table below presents information for lease costs related to the Company's finance and operating leases (in thousands):

	For The Three Months Ended March 31,
	2026	2025
Finance lease cost
Amortization of leased assets	$2,962	$1,413
Interest of lease liabilities	1,719	1,086
Operating lease cost
Operating lease cost (1)	3,368	3,844
Short-term lease cost (2)	378	498
Total lease cost	$8,427	$6,841

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term
Operating leases	5.27 years	5.77 years
Finance leases	4.63 years	5.66 years
Weighted-average discount rate
Operating leases	14.05%	13.98%
Finance leases	13.87%	14.78%

The table below presents cash and non-cash activities associated with our leases (in thousands):

	For The Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,494	$4,124
Financing cash flows from finance leases	$2,657	$1,067

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

10. INCOME PER SHARE

Basic earnings per share (EPS), which excludes dilution, is computed by dividing Net Income attributable to the Company by the weighted average number of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock were exercised or converted into Common Stock, Class A Non-Voting Common Stock, or Class B Non-Voting Common Stock. The number of incremental shares from the assumed issuance of shares relating to share based awards is calculated by applying the treasury stock method. The Company computes EPS using the aggregate weighted-average common shares outstanding on a common-equivalent basis as the only difference between classes of shares is related to voting rights and conversion features, but the classes otherwise share equally in dividends and residual net assets on a per share basis.

The following table shows the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Income	$2,691	$154
Denominator:
Weighted average common shares outstanding - Basic	66,071,505	62,205,192
Dilutive effect of stock options, RSUs and warrants	—	—
Weighted average common shares outstanding - Diluted	71,104,538	69,619,293
Basic earnings per share	$0.04	$-
Diluted earnings per share (1)	$0.04	$-

(1) There were 17,732,764 warrants and 5,033,033 RSUs outstanding at March 31, 2026, and there were 17,732,764 warrants, 196,667 options, and 7,294,595 RSUs outstanding at March 31, 2025. The Company excluded the warrants for the three month periods ended March 31, 2026 and 2025, from the calculation of diluted EPS as inclusion would have an anti-dilutive effect.

11. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the consolidated financial statements not disclosed elsewhere in these consolidated financial statements are summarized below and include transactions with the following individuals or entities.

For the three month periods ended March 31, 2026 and 2025, the Company did not incur or earn any related party transactions or balances.

As described in Note 4 above, on August 2, 2023, and December 21, 2023, the Company issued an aggregate of $35.7 million of Secured Notes, which includes, among others, an entity of which its executive remained elected as a member of the Board of Directors of the Company during the last annual stockholders meeting in December 2025.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2026, and December 31, 2025, (in thousands):

	March 31, 2026	December 31, 2025
Salaries, wages and benefits	$5,306	$3,101
Passenger Taxes	17,432	13,837
Aircraft fuel	2,078	864
Contracted ground and aviation services	1,946	1,511
Maintenance	3,420	1,727
Aircraft Rent	3,614	3,481
Other	3,202	4,427
Accrued liabilities	$36,998	$28,948

13. REVENUE & CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred revenue liability balances during the three months ended March 31, 2026 and the year ended December 31, 2025, were as follows (in thousands):

	March 31, 2026	December 31, 2025

Beginning Balance	$16,830	$8,903
Revenue Recognized	(16,830)	(8,903)
Amounts Collected or Invoiced	6,390	16,830
Ending Balance	$6,390	$16,830

14. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management has structured the business model to derive revenue from customers from two types of contracts: (1) ACMI and (2) Charter, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Significant expenses within net income or loss which include operating expenses, are each presented separately on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income or loss include Interest Expense and Income tax expense. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.

The following table presents revenue for the Company’s single reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Consolidated Revenue	$76,566	$66,601

Products and services

The Company generates revenue from the following major product and service categories (in thousands):

	Three Months Ended March 31,
Consolidated Revenue	2026	2025

Charter	$34,259	$30,518
ACMI	39,662	34,316
Other	2,645	1,767
Total	$76,566	$66,601

Geographic information

Substantially all of the Company’s long‑lived assets are located in the USA. Revenue by geographic area, based on the location of the customer, is as follows (in thousands):

	United States	Other	Total
Consolidated Revenue	$76,566	$-	$76,566

Major customers:

For the three months ended March 31, 2026, one customer accounted for approximately 39% of total revenue. No other customer accounted for 10% or more of total revenue in any of the periods presented.

For the three months ended March 31, 2025, one customer accounted for approximately 36% of total revenue. No other customer accounted for 10% or more of total revenue in any of the periods presented.

Because the Company has only one reportable segment, the amounts disclosed above for that segment are also the amounts reported in the consolidated financial statements; therefore, separate reconciliations to consolidated totals have not been presented.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 1 of this report and the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements.

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

Business Overview

GlobalX operates a U.S. Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft, operating both passenger and cargo aircraft. GlobalX’s business model is to (1) provide services on an ACMI using wet-lease contracts to airlines and non-airlines, and (2) on a Charter basis, to provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America.

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

Business Developments

During the three month period ended March 31, 2026, the Company devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets– certifications, aircraft, and crew.

GlobalX achieved the following during the three month period ended March 31, 2026:

•
Took delivery of two A319 passenger aircraft.
•
Completed one heavy maintenance event and seven non-heavy maintenance events.

From a crew perspective, GlobalX has increased its pilot headcount from 146 to 155 and increased its cabin crew headcount from 169 to 187, to support the current fleet and increased flight volume.

The Cargo Charter Market

GlobalX added the A321F aircraft to its operating certificate during the first quarter of 2023. The Company believes that the A321F will eventually be a highly sought-after cargo aircraft as a replacement for the aging and retiring Boeing B757 freighter fleet. During the three months ended March 31, 2026, we had two cargo aircraft operating and two temporarily parked. During the three months ended March 31, 2026, GlobalX saw a 16.5% decrease in Block Hours operated compared to the same period in 2025. This decreased activity level demonstrates the cargo charter market continues to be a significant drag on earnings. This is primarily due to the low rates being offered by brokers and customers and the relatively low utilization rates on a per aircraft basis, relative to the rates offered. We expect this dynamic to continue, and consequently, we are exploring all options to mitigate future losses, including, but not limited to, leasing out engines, utilizing engines in our passenger fleet, parking aircraft, and/or returning one or more of our freighter aircraft to lessors.

The Passenger Charter Market

Unlike the cargo charter market, the passenger charter market continues to demonstrate strong demand and has served as the economic engine for GlobalX during the three months ended March 31, 2026. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by college sports teams and general increased customer demand, which are driving increased demand for our services. GlobalX anticipates the high level of demand will continue throughout 2026. To address this demand, the Company has prioritized the passenger charter market over the cargo charter market, devoted sales and operational resources to develop long-term relationships with key customers and looked to expand the markets served as opportunities arise.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is maintaining a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected what it believes to be the best overall single-aisle aircraft family to operate. This approach differs from that of traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating and maintenance costs. GlobalX conducted research to determine the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market and after such research GlobalX selected the A320 aircraft family.

The following factors support GlobalX’s choice to operate the Airbus A320 and A321 aircraft versus the Boeing-737 family of aircraft:

Cost and Operating factors: the A320 family of aircraft has lower fuel burn, and better aircraft and cockpit crew pool availability.

Operational Capability: the A320 family of aircraft has a range advantage over the Boeing-737 family of aircraft, and can fly non-stop from Miami to most airports throughout North America, South America and the Caribbean, and between most major destinations in Europe. The A320 has excellent maintenance dispatch reliability and strong availability of spare parts and components, making the A320, in management’s estimation, the most popular aircraft among low-cost airlines.

Passenger comfort: wider seat width, larger cargo bin volume for carry-on baggage and larger cargo hold volume.

Aircraft Maintenance

GlobalX expects to continue to outsource heavy maintenance checks to FAA-approved service providers. The 6Y Checks and 12Y Checks will be paid primarily by using funds from the accrued maintenance reserves paid to lessors under operating leases.

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

Results of Operations

Three months ended March 31, 2026, and 2025

Operating Revenue & Statistics

The analysis of GlobalX results for the three month period ended March 31, 2026, and 2025 requires an understanding of how the Company fundamentally evolved during that time period. 2025 was our fourth year of full operations and was a period where the Company was focused on securing additional customers, entering additional markets and flying to new locations, primarily in the domestic and Caribbean markets and within the European market. As a growing company, we were also focused on operating effectively and efficiently.

In 2025, GlobalX continued expanding existing governmental agency relationships, acquired new partners, secured long-term cargo contracts, expanded operations in the European ACMI market and continued its operations with existing airlines. Our key metrics are Block Hours flown and Block Hours flown per available aircraft, which are the measures by which the Company tracks commercial activity. While other airlines discuss available seat miles, revenue per available seat mile, and cost per available seat mile, these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third-party risk; therefore, our results are evaluated on a Block Hour and Utilization basis.

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended March 31,
Operating Fleet	2026	2025	Inc/(Dec)	% Change

A319	0.3	1.0	(0.7)	(70.0%)
A320	11.0	10.0	1.0	10.0%
A321	8.0	7.7	0.3	3.9%
Total Operating Average Aircraft Equivalents	19.3	18.7	0.6	3.2%

Net Aircraft Available	14.9	16.7	(1.8)	(10.8%)
Total Block Hours	8,225	7,377	848	11.5%
Average Utilization per available aircraft	552	442	110	24.9%

The following table describes the degree to which variations in revenues (in thousands) can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended March 31,
Revenue	2026	2025	Inc/(Dec)	% Change

Charter	$34,259	$30,518	$3,741	12.3%
ACMI	39,662	34,316	5,346	15.6%
Other	2,645	1,767	878	49.7%
Total	$76,566	$66,601	$9,965	15.0%

Block Hours

Charter	1,916	1,879	37	2.0%
Sub-service Charter	-	367	(367)	(99.9%)
Total Charter	1,916	2,246	(330)	(14.7%)
ACMI	6,079	5,076	1,002	19.7%
Sub-service ACMI	90	15	75	503.9%
Total ACMI	6,169	5,091	1,078	21.2%
Non Revenue	230	209	21	10.1%
Total	8,315	7,546	769	10.2%

Revenue per Block Hour

Charter	$17.9	$13.6	$4.3	31.6%
ACMI	$6.4	$6.7	$(0.3)	(4.5%)

Charter revenue for the period increased $3.7 million or 12.3%, from $30.5 million in 2025 to $34.2 million in 2026. This increase was primarily driven by an increase in the rate for Charter flying of 31.6% from $13,588 per Block Hour in 2025 to $17,881 per Block Hour in 2026 resulting in an $8.2 million increase in revenue. This increase was partially offset by a decrease in Charter Block Hours of 14.7% from 2,246 Block Hours in 2025 to 1,916 Block Hours in 2026, which resulted in a $4.5 million decrease in revenue. The primary driver for the per Block Hour increase was related to both high market demand and a shortage of supply as competitors reduced capacity. The decrease in Charter Block Hours was due to an intentional focus on an increased level of flying on an ACMI basis and the Company’s exit from the Cuba-based charter market.

ACMI revenue for the period increased by $5.3 million or 15.6% from $34.3 million in 2025 to $39.7 million in 2026. This increase was driven by an increase in Block Hours from 5,076 in 2025 to 6,079 in 2026, an increase of 19.7% or 1,002 Block Hours resulting in a $7.3 million increase in revenue. This increase was partially offset by a decrease in the rate for ACMI flying of 4.5% from $6,740 per Block Hour in 2025 to $6,429 per Block Hour in 2026 resulting in a $1.9 million decrease in revenue. The primary driver for the Block Hour increase was related to both high market demand and a shortage of supply. The rate decrease is a result of longer term ACMI contracts with higher minimum hours resulting in a lower rate per hour.

Other revenue for the period increased by $0.9 million from $1.8 million in 2025 to $2.7 million in 2026. The increase is primarily driven by more fueling and other administrative services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended March 31,
Operating Expenses	2026	2025	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$20,779	$18,792	$1,987	10.6%
Aircraft Fuel	7,813	7,405	408	5.5%
Maintenance, materials and repairs	6,958	3,852	3,106	80.6%
Depreciation and amortization	4,666	2,248	2,418	107.6%
Contracted ground and aviation services	7,253	6,306	947	15.0%
Travel	2,999	2,956	43	1.5%
Insurance	1,233	1,261	(28)	(2.2%)
Aircraft Rent	13,471	15,241	(1,770)	(11.6%)
Other	5,292	5,431	(139)	(2.6%)
Total Operating Expenses	$70,464	$63,492	$6,972	11.0%

Salaries, wages, and benefits increased $2.0 million or 10.6%, from $18.8 million in 2025 to $20.8 million in 2026, primarily due to expanded headcount across the organization to support the growing fleet and operations, as well as scheduled compensation adjustments reflecting market conditions and performance across all levels of the company. Pilots increased from 146 to 155, or by 6.2%.

Aircraft fuel increased by $0.4 million or 5.5% from $7.4 million to $7.8 million. Approximately 50.0% or $0.2 million of this increase is attributable to the increase in the amount of Charter and Non-Revenue Block Hours and approximately 50.0% or $0.2 million is attributable to an increase in the price of base jet fuel.

Maintenance, materials, and repairs increased by $3.1 million or 80.6%, from $3.9 million to $7.0 million. $2.5 million of the increase or 80.6% was primarily due to the increase in rate per operated Block Hour which increased $308 per Block Hour or 57.3% from $538 per Block Hour to $846 per Block Hour. This is primarily due to outsourcing the Miami line maintenance contributing a $103 per Block Hour impact, and significant price inflation in both external labor and parts. In addition, the volume of Block Hours operated increased 1,061 or 14.8%, from 7,164 to 8,225 Block Hours, resulting in an additional $0.6 million of expense.

Depreciation and amortization increased by $2.4 million or 107.6%, from $2.2 million in 2025 to $4.7 million, primarily driven by aircraft deliveries secured on finance leases, the purchase of an A320 aircraft, and an increase in rotable parts owned.

Contracted ground and aviation services expenses increased by $0.9 million or 15.0%, from $6.3 million in 2025 to $7.2 million in 2026. This was primarily driven by an increased rate since contracted ground and aviation services are not associated with ACMI services.

Aircraft rent decreased $1.8 million or 11.6%, from $15.2 million in 2025 to $13.5 million in 2026, primarily driven by a $1.1 million decrease in the number of sub-service hours required. Adding to the savings was a decrease in base rent expenses of $1.3 million or 17.3% due to the decrease in the average number of aircraft on operating leases from 15.0 to 13.0 aircraft in the fleet. Offsetting the savings, was an increase in supplemental rent expenses of $0.6 million or 10.5% from $6.0 million in 2025 to $6.6 million in 2026 driven by a year-over-year increase in Block Hours.

Operating income improved $3.0 million, from $3.1 million in 2025 to $6.1 million in 2026. Operating income as a percentage of revenue improved by 3.3% from 4.7% in 2025 to 8.0% in 2026. This improvement was a result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. Three factors drove these results: rates, utilization and scale. The Company’s Charter rate for the period grew 31.6%, from $13,588 per Block Hour in 2025 to $17,881 per Block Hour in 2026. The Company’s average utilization per available aircraft grew 24.9% for the period, from 442 Block Hours in 2025 to 552 Block Hours in 2026. The Company’s increasing scale also contributed to this positive result, for example, there were savings on a per Block Hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended March 31,
Non-Operating Expenses (Income)	2026	2025	Inc/(Dec)	% Change

Interest Expense	$3,282	$2,583	$699	27.1%
Total Non-Operating Expenses (Income)	$3,282	$2,583	$699	27.1%

Interest expense increased $0.7 million from $2.6 million to $3.3 million driven by the increase of aircraft on finance lease from 3.7 to 6.7 equivalent aircraft, and the financed purchase of one aircraft.

Net Income

Net Income, for the period, due to events noted above, increased by $2.3 million, from a net income of $0.5 million in 2025 to a net income of $2.8 million in 2026.

Liquidity and Capital Resources

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2026, the Company had a working capital deficit of $63.6 million and retained deficit of $70.9 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern.

As of March 31, 2026, the Company had approximately $16.9 million in unrestricted cash and cash equivalents and approximately $3.1 million in restricted cash, an increase and decrease of approximately $0.2 million and $0.7 million, respectively, from December 31, 2025. The changes were primarily due to new aircraft deliveries, customer deposits, and cash flow from operations.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of March 31, 2026, the Company had total of $26.7 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of March 31, 2026, the Company had total of $98.5 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $39.9 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of January 1 to March 31, 2026 with fifteen passenger aircraft and four cargo aircraft and expects the fleet to increase to nineteen passenger aircraft and remain at four cargo aircraft by the end of 2026. To achieve the number of aircraft deliveries in 2026, the Company currently has three aircraft under lease with partial or total deposits paid.

In 2026 GlobalX expects to continue its business growth by (i) providing services on an ACMI basis using wet lease contracts to airlines and non-airlines, (ii) on a Charter basis providing passenger and cargo aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs, (iii) extending GlobalX current operations within the United States, Europe, Canada, Central and South America and continuing recruiting and maintaining a dynamic team of customer-centric flight crews, ground teams and management staff, (iv) increasing GlobalX’s passenger aircraft fleet to nineteen and GlobalX’s cargo aircraft fleet to remain at four by the end of 2026, and (v) achieving an increase in total revenue.

The Company expects to improve profitability during the year 2026, mainly as a result of GlobalX’s strategy implemented starting in 2024 of developing and implementing growth in its revenue faster than its cost structure. There are a few factors the Company expects to drive the improved margins, including securing higher rates for both ACMI and Charter contracts and increasing the number of passenger aircraft from 15 to 19 along with improving seasonality on Cargo aircraft contracts.

The ability of GlobalX to execute its build-out and growth strategy and achieve operations will depend on the acquisition of substantial additional financing through debt financing, equity financing or other means. Failure to obtain such financing may result in the delay or indefinite postponement of such growth strategy or even impact the ability of GlobalX to continue as a going concern.

There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to GlobalX. If additional financing is raised by GlobalX through the issuance of its securities, then shareholders may suffer significant dilution. If additional financing is not available, or if available, not available on satisfactory terms, then this could result in a material adverse effect or could require GlobalX to reduce, delay, scale back or eliminate portions of its actual or proposed operations or could prevent GlobalX from continuing as a going concern. GlobalX may also need to raise capital by incurring long-term or short-term indebtedness in order to fund its business objectives. This could result in increased interest expense and decreased net income. Investors are cautioned that there can be no assurance as to the terms of any such financing and whether any such financing will be available. The level of GlobalX’s indebtedness could impair its ability to obtain additional financing to timely take advantage of future business opportunities that may arise.

The Company regularly assesses our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements and future investments or acquisitions in an effort to maximize shareholder returns, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. The Company also regularly evaluates our liquidity and capital structure in an effort to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed. Management is actively assessing various options to procure additional funds, including exploring opportunities for additional equity or debt financing to the extent it determines such financing is necessary or appropriate.

The most significant liquidity events during the three months ended March 31, 2026, were as follows:

Operating activities. During the three months ended March 31, 2026, net cash provided by operating activities increased $8.9 million to $9.0 million, consisting primarily of $8.1 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $2.8 million in net income, $1.7 million in interest on finance leases, $0.5 million of share-based payments, a decrease of $1.8 million in accounts receivable, an increase of $1.1 million in accounts payable, and a decrease of $0.3 million in assets held for sale. These were partially offset by an increase of $3.5 million in operating lease obligations, an increase of $3.4 million in accrued liabilities and other liabilities, and an increase of $0.7 million in prepaid expenses and other current assets. For 2025, net cash provided by operating activities during the three months ended March 31, 2025 increased $2.2 million to $0.1 million, consisting primarily of $6.3 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $1.1 million in interest on finance leases, $0.5 million in net income, $0.5 million of share-based payments, and an increase of $0.2 million in accounts payable. These were partially offset by a decrease of $4.1 million in operating lease obligations, an increase of $2.2 million in accounts receivable, a decrease of $2.2 million in accrued liabilities and other liabilities, and an increase of $0.1 million in prepaid expenses and other current assets.

Investing activities. During the three months ended March 31, 2026, net cash used in investing activities increased $3.2 million to $6.0 million, consisting of $3.7 million of Purchases of property and equipment and $2.3 million of increase of deposits, deferred costs and other assets. During the three months ended March 31, 2025, net cash used in investing activities decreased $0.4 million to $2.9 million, consisting of $2.7 million of Purchases of property and equipment and $0.1 million of increase of deposits, deferred costs and other assets.

Financing activities. During the three months ended March 31, 2026, net cash used in financing activities increased $2.5 million to $3.5 million of net cash used in financing activities, consisting of $2.7 million of Principal payments on finance leases and $0.9 million of Principal payments on note payable. During the three months ended March 31, 2025, net cash used in financing activities increased $0.9 million to $1.1 million of net cash used in financing activities, consisting primarily of $1.1 million of Principal payments on finance leases.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2026. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable.

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Aircraft Operating Lease Agreement (MSN 2492), dated June 6, 2025, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
10.2	Aircraft Operating Lease Agreement (MSN 2503), dated June 6, 2025, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished, rather than filed, herewith, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2026	Global Crossing Airlines Group Inc.

	By:	/s/ Ryan Goepel
Ryan Goepel
President - Chief Financial Officer