Form 10-K/A
period 2025-12-31
Global Crossing Airlines Group Inc.
filed 2026-06-10
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Global Crossing Airlines Group Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026. This Amendment is being filed in response to comments received from the Staff of the SEC’s Division of Corporation Finance.

This Amendment revises the 2025 Form 10-K to: (i) expand and clarify the Company’s dividend policy disclosure in Item 5 to distinguish between the Company’s policy with respect to dividends on its common stock and cash distributions made by a majority-owned subsidiary of the Company to the holder of a noncontrolling interest in such subsidiary, and to describe the underlying arrangement giving rise to such distributions; (ii) revise the related risk factor disclosure in Item 1A to provide consistent clarification regarding the Company’s dividend policy and such majority-owned subsidiary’s cash distributions; and (iii) revise Item 9A to include management’s complete report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, including identification of the framework used in evaluating effectiveness and management’s conclusion as to effectiveness.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains current dated certifications of the Company’s Executive Chairman and President & Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Executive Chairman and President & Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 32.1 and 31.2 and 32.2 respectively. A currently dated consent of the Company’s independent registered public accounting firm is also filed as an exhibit to this Amendment, which is attached to this Amendment as Exhibit 23.1.

The content of this Amendment is limited to the entirety of the disclosures and financial statements prescribed for Items 1A, 5, 8, 9A, and 15.

Except as described above, this Amendment does not modify or update any other disclosures set forth in the 2025 Form 10-K. This Amendment does not reflect subsequent events occurring after the filing date of the 2025 Form 10-K, and does not modify or update those disclosures affected by subsequent events.

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

We do not intend to pay cash dividends on our common stock for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.

Separately, cash distributions have been made and paid to the holder of the 20% noncontrolling interest in Charter Air Solutions, LLC (“Top Flight”), a subsidiary of the Company, in which the Company holds an 80% membership interest, pro rata in accordance with the holder’s respective membership interests and in the manner set forth in Top Flight’s operating agreement. These distributions do not constitute dividends on the Company’s common stock and are not subject to the dividend policy described herein.

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

Dividend Policy

The Company has not paid any cash dividends on its common stock, including its Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock. In deciding whether to recommend any future dividend on our common stock, the Board would take into account any legal or contractual limitations, our actual and anticipated future earnings, cash flows, debt service, and capital requirements, our business plans and such other matters as the Board believes appropriate, in its discretion. We anticipate that any available cash will be retained by us to satisfy our operational and other cash needs. Accordingly, we do not expect to pay any cash dividend on shares of common stock in the foreseeable future.

Notwithstanding the foregoing, during the fiscal years ended December 31, 2025, and 2024, cash distributions of approximately $468,000 and $225,000, respectively, were made and paid to the holder of the noncontrolling interest in Charter Air Solutions, LLC (“Top Flight”), a subsidiary in which the Company holds an 80% membership interest through Global Crossing Airlines Holdings Inc. These distributions were made and paid in the manner set forth in Top Flight’s operating agreement, which requires any distributions of operating cash flow to be made and paid pro rata to all members in accordance with their respective membership interests. These distributions are reflected as “Noncontrolling interest dividends paid” within financing activities on the Consolidated Statements of Cash Flows and as a reduction in noncontrolling interest in the Consolidated Statements of Changes in Shareholders’ Equity. These distributions do not represent dividends on the Company’s common stock.

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

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Company’s Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including the Company’s Executive Chairman and President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Company’s Executive Chairman and President & Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2025, our management, with the participation of the Company’s Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Dated: June 10, 2026

/s/ Chris Jamroz
Chris Jamroz
Executive Chairman

Dated: June 10, 2026

/s/ Ryan Goepel
Ryan Goepel
President - CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Goepel	President - CFO	June 10, 2026

/s/ Chris Jamroz	Executive Chairman	June 10, 2026

/s/ Alan Bird	Director	June 10, 2026

/s/ T. Allan McArtor	Director	June 10, 2026

/s/ Deborah Robinson	Director	June 10, 2026

/s/ Cordia Harrington	Director	June 10, 2026

/s/ Andrew Axelrod	Director	June 10, 2026