Form 10-Q
period 2026-06-30
Global Crossing Airlines Group Inc.
filed 2026-08-13
CIK 1846084

ESPP

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2026 was 67,968,093 shares, consisting of 53,341,673 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,089,107 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended June 30, 2026

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	June 30, 2026	December 31, 2025
	(Unaudited)
Current Assets
Cash and cash equivalents	$9,925	$16,694
Restricted cash	1,958	3,809
Accounts receivable, net of allowance for credit losses	4,610	6,782
Prepaid expenses and other current assets	5,406	3,529
Current assets held for sale	136	405
Total Current Assets	22,035	31,219
Property and equipment, net	37,612	33,578
Finance leases, net	53,868	48,870
Operating lease right-of-use assets	72,604	72,824
Deposits	12,567	11,880
Other assets	5,946	4,681
Total Assets	$204,632	$203,052
Current liabilities
Accounts payable	$14,481	$13,888
Accrued liabilities	37,144	28,948
Deferred revenue	4,683	16,830
Customer deposits	2,268	4,401
Current portion of note payable	2,762	3,080
Current portion of long-term operating leases	14,951	14,262
Current portion of finance leases	13,396	10,304
Total current liabilities	89,685	91,713
Other liabilities
Note payable, net of unamortized debt issuance costs	39,418	40,447
Long-term operating leases	58,107	59,374
Long-term finance leases	43,562	40,705
Other liabilities	672	291
Total other liabilities	141,759	140,817
Total Liabilities	$231,444	$232,530
Commitments and Contingencies (Note 9)
Stockholders' Equity (Deficit)
Common Stock
$.001 par value; 144,462,687, 5,537,313 and 50,000,000 authorized; 52,546,045, 5,537,313, 9,089,107 and 50,992,033, 5,537,313, 9,089,107 issued and outstanding as of June 30, 2026 and December 31, 2025, for Common Stock, Class A Non-voting Common Stock, and Class B Non-voting Common Stock, respectively	$67	$65
Additional paid-in capital	45,297	44,022
Retained deficit	(72,263)	(73,617)
Total Company's stockholders’ deficit	(26,899)	(29,530)
Noncontrolling interest	87	52
Total stockholders’ deficit	(26,812)	(29,478)
Total Liabilities and Deficit	$204,632	$203,052

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Revenue	$62,017	$61,381	$138,584	$127,982
Operating Expenses
Salaries, Wages, & Benefits	20,282	19,906	41,060	38,700
Aircraft Fuel	4,077	3,038	11,890	10,443
Maintenance, materials and repairs	4,604	5,409	11,562	9,261
Depreciation and amortization	5,574	2,607	10,240	4,855
Contracted ground and aviation services	4,919	4,474	12,173	10,780
Travel	2,118	2,325	5,117	5,279
Insurance	1,236	1,276	2,469	2,537
Aircraft Rent	12,394	13,919	25,866	29,160
Other	5,442	5,149	10,734	10,580
Total Operating Expenses	$60,646	$58,103	$131,111	$121,595
Operating Income	1,371	3,278	7,473	6,387
Non-Operating Expenses
Interest Expense	3,791	2,661	7,073	5,244
Gain on Settlement	(1,049)	-	(1,049)	-
Total Non-Operating Expenses	2,742	2,661	6,024	5,244
(Loss) Income before income taxes	(1,371)	617	1,449	1,143
Income tax expense	-	-	-	-
Net (Loss) Income	(1,371)	617	1,449	1,143
Net (Loss) Income attributable to Noncontrolling Interest	(34)	9	95	381
Net (Loss) Income attributable to the Company	(1,337)	608	1,354	762
(Loss) Income per share:
Basic	$(0.02)	$0.01	$0.02	$0.01
Diluted	$(0.02)	$0.01	$0.02	$0.01
Weighted average number of shares outstanding	66,888,860	64,043,388	66,483,508	63,132,541

Weighted-average shares outstanding—Diluted	66,888,860	71,261,322	70,926,046	70,350,475

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands, except shares quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	$62	$40,949	$(70,566)	$(29,555)	$87	$(29,468)
Issuance of shares – options exercised	50,000	—	12	—	12	—	12
Issuance of shares – share based compensation on RSUs	1,876,109	2	534	—	536	—	536
Income for the period	—	—	—	154	154	372	526
Issuance of shares - ESPP	5,496	—	3	—	3	—	3
Ending – March 31, 2025	63,690,332	$64	$41,498	$(70,412)	$(28,850)	$459	$(28,391)
Issuance of shares – options exercised	196,667	—	49	—	49	—	49
Issuance of shares – share based compensation on RSUs	309,994	1	776	—	777	—	777
Issuance of shares - ESPP	258,796	—	168	—	168	—	168
Proceeds from disgorgement of stockholders' short-swing profits (Note 11)	—	—	12	—	12	—	12
Dividends	—	—	—	—	—	(148)	(148)
Income for the period	—	—	—	608	608	9	617
Ending – June 30, 2025	64,455,789	$65	$42,503	$(69,804)	$(27,236)	$320	$(26,916)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2026	65,618,453	$65	$44,022	$(73,617)	$(29,530)	$52	$(29,478)
Issuance of shares - share based compensation on RSUs	1,051,668	1	496	—	497	—	497
Income for the period	—	—	—	2,691	2,691	129	2,820
Ending – March 31, 2026	66,670,121	$66	$44,518	$(70,926)	$(26,342)	$181	$(26,161)
Issuance of shares - share based compensation on RSUs	246,826	1	613	—	614	—	614
Issuance of shares - ESPP	255,518	—	166	—	166	—	166
Dividends	—	—	—	—	—	(60)	(60)
Loss for the period	—	—	—	(1,337)	(1,337)	(34)	(1,371)
Ending – June 30, 2026	67,172,465	$67	$45,297	$(72,263)	$(26,899)	$87	$(26,812)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,449	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,240	4,855
Credit losses	273	111
Loss on sale of spare parts	11	63
Amortization of debt issue costs	354	377
Amortization of operating lease right of use assets	6,690	7,955
Share-based payments	1,135	1,339
Interest on finance leases	3,623	2,181
Changes in assets and liabilities:
Accounts receivable	1,900	29
Assets held for sale	258	8
Prepaid expenses and other current assets	(1,877)	(1,289)
Accounts payable	593	620
Accrued liabilities, deferred revenue and customer deposits	(6,082)	2,206
Operating lease obligations	(7,049)	(8,440)
Other liabilities	(4,110)	(2,215)
Net cash provided by operating activities	7,408	8,943
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(3,574)	(1,189)
Purchases of property and equipment	(6,174)	(5,425)
Net cash used in investing activities	(9,748)	(6,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(4,661)	(2,360)
Principal payments on note payable	(1,701)	—
Proceeds on issuance of shares	142	207
Dividends	(60)	(148)
Proceeds from disgorgement of stockholders' short-swing profits	-	12
Net cash used in financing activities	(6,280)	(2,289)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,620)	40
Cash, cash equivalents and restricted cash - beginning of the period	20,503	14,043
Cash, cash equivalents and restricted cash - end of the period	$11,883	$14,083
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and Prepaid expenses and other current assets (deferred maintenance)	$-	$117
Right-of-use (ROU) assets acquired through operating leases	$12,961	$383
Right-of-use (ROU) assets reclassification of existing lease	$6,491	$-
Aircraft acquired through finance leases	$11,477	$-
Equipment acquired through finance leases	$-	$3,453
Cash paid for
Interest	$6,697	$4,552

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 1 - Financial Statements

1.
BASIS OF PRESENTATION AND GOING CONCERN

Global Crossing Airlines Group Inc. (the “Company” or “GlobalX”), as its principal business activity, provides passenger and cargo aircraft to customers through aircraft operating service agreements, including crew, maintenance and insurance (“ACMI”) and charter services (“Charter”) serving the United States, Europe, Canada, the Caribbean Islands, and Central and South America.

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

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026, and its cash flows for the six months ended June 30, 2026. The condensed consolidated balance sheet at December 31, 2025, was derived from the Company’s audited annual consolidated financial statements but does not contain all of the footnote disclosures from such audited annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes additional disclosures and a summary of our significant accounting policies.

The Company's quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with GAAP on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2026, the Company had a working capital deficit of $67.7 million and a retained deficit of $72.3 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this 10-Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses or the statements of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Deferred maintenance, current portion	$3,909	$2,246
Prepaid expenses	1,185	535
Lessor maintenance deposits	312	748
Prepaid expenses and other current assets	$5,406	$3,529

The increase in prepaid expenses and other current assets from December 31, 2025 to June 30, 2026 was primarily attributable to the reclassification of $1.7 million of deferred maintenance costs from Other assets (noncurrent) to current assets, as such costs are now expected to be utilized within the next twelve months. This increase was partially offset by a net decrease in the Company's other prepaid balances during the six months ended June 30, 2026.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at cost at the acquisition date of such property or equipment and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term for leasehold improvements on operating leases, whichever is shorter, as follows:

Leasehold Improvements, Aircraft, other 1-10 years (or life of lease, if shorter)

Office and Ground Equipment 5 years

Computer Hardware and Software 3-5 years

Property and Equipment under Finance Leases 5-30 years

Rotable Parts Average remaining life of aircraft fleet, currently estimated to be 43 months

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

The components of property and equipment, net are as follows (in thousands):

	June 30, 2026	December 31, 2025
Rotable Parts	$20,767	$16,534
Engines	12,082	12,082
Leasehold Improvements, Aircraft, Other	5,494	3,913
Airframe	3,000	3,000
Office and Ground Equipment	1,556	1,523
Computer Hardware and Software	1,484	1,425
Less: Accumulated Depreciation	(6,771)	(4,899)
Total Property and Equipment, Net	$37,612	$33,578

During the three and six months ended June 30, 2026, depreciation of property and equipment was $1.0 million and $2.1 million, respectively.

During the three and six months ended June 30, 2025, depreciation of property and equipment was $0.6 million and $1.2 million, respectively.

Deferred Maintenance

The Company capitalizes costs associated with certain major maintenance events, including engine overhauls and heavy airframe checks, and amortizes those costs on a straight-line basis over the estimated period benefited, generally through the date of the next scheduled major maintenance event. Amortization of deferred maintenance is included within "Depreciation and amortization" in the accompanying condensed consolidated statements of operations and within "Depreciation expense and amortization" in the accompanying condensed consolidated statements of cash flows.

During the three and six months ended June 30, 2026, amortization of deferred maintenance was $1.0 million and $1.6 million, respectively.

During the three and six months ended June 30, 2025, amortization of deferred maintenance was $0.4 million and $0.7 million, respectively.

5. NOTES PAYABLE

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
•
each of the Company's material subsidiaries guaranteed the Secured Notes;
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
•
minimum liquidity of $5 million measured at each quarter end; and
•
collateral consisting of substantially of all the Company's assets.

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

Notes Payable is comprised of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Secured Notes	$35,684	$35,684
Loan Documents	11,461	13,154
Less unamortized debt issuance costs, noncurrent	(4,965)	(5,311)
Total carrying amount	42,180	43,527
Less current maturities	(2,762)	(3,080)
Total long-term Note Payable	$39,418	$40,447

6. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

The Company has authorized share capital of 200,000,000 shares of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock, par value $0.001 per share.

As of June 30, 2026, the Company had 52,546,045 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,089,107 Class B Non-Voting Common Stock outstanding. As of December 31, 2025, the Company had 50,992,033 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,089,107 Class B Non-Voting Common Stock outstanding.

All classes of common stock share equally in Dividend rights, liquidation preferences, redemption or call provisions, transfer restrictions or ownership limitations; and differences relate only to voting rights and conversion features.

Share issuance

During the three and six months ended June 30, 2026:

•
The Company issued 246,826 and 1,298,494 Common Stock shares, respectively, pursuant to 246,826 and 1,298,494 RSUs.
•
The Company issued 255,518 Common Stock shares for net proceeds of $166,138 pursuant to the Employee Stock Purchase Plan.

7. WARRANTS

The following is a summary of the warrant activity during the three and six months ended June 30, 2026:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2026	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	-	—
Outstanding March 31, 2026	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	(7,537,313)	1.50
Outstanding June 30, 2026	10,195,451	$1.00

As of June 30, 2026, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
10,195,451	$1.00	4.00	June 30, 2030

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

As of and for the three and six months ended June 30, 2026, there were no stock options outstanding and exercisable.

The Company recognizes share-based payments expense for all stock options granted using the fair value-based method of accounting. The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility factors of the expected market price of the Common Stock, forfeiture rate, and expected life of the options.

There were no stock options granted during the three and six months ended June 30, 2026.

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

The following is a summary of RSU activities for the three and six months ended June 30, 2026:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2026	6,153,037	$0.68
Granted	—	—
Vested	(1,051,668)	0.71
Forfeited	(68,336)	0.75
Outstanding March 31, 2026	5,033,033	$0.67
Granted	43,000	0.76
Vested	(246,826)	0.87
Forfeited	(386,669)	0.62
Outstanding June 30, 2026	4,442,538	$0.66

During the three and six months ended June 30, 2026, the Company recognized total share-based payments expense with respect to RSUs and employees’ stock purchase plan of approximately $637,000 and $1,135,000 respectively, as presented in Salaries, Wages, & Benefits on the Company’s Statement of Operations.

During the three and six months ended June 30, 2025, the Company recognized total share-based payments expense with respect to RSUs and employees’ stock purchase plan of approximately $801,000 and $1,339,000 respectively, as presented in Salaries, Wages, & Benefits on the Company’s Statement of Operations.

As of June 30, 2026 and 2025, unrecognized compensation cost related to RSUs was $0.9 million and $3.5 million, respectively, which the Company expects to recognize over a weighted-average period of 1.68 years and 1.85 years, respectively. As of June 30, 2026 and 2025, the Company had recognized all compensation expense related to stock options.

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

As a result of the stockholder approval, the ESPP amendment increased the number of shares of Common Stock authorized for issuance under the plan by 3,000,000 shares, from 1,000,000 shares to 4,000,000 shares.

During the three and six months ended June 30, 2026, the Company issued 255,518 shares, respectively, under the ESPP and recorded proceeds on issuance of such shares of approximately $166,000.

During the three and six months ended June 30, 2025, the Company issued 258,796 and 264,292 shares, respectively, under the ESPP and recorded proceeds on issuance of such shares of approximately $168,000 and $171,000 respectively.

As of June 30, 2026, and 2025, the Company had recognized total equity-based compensation cost related to the ESPP of approximately $166,000 and $171,000 respectively.

As of June 30, 2026 and 2025, accrued ESPP payroll contributions totaled approximately $0 and $10,000, respectively, and are included in accrued liabilities on the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP are reclassified to stockholders' equity at the end of each offering period.

9. INCOME TAXES

The Company’s expected effective tax rate for the three and six months ended June 30, 2026, and 2025 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

10. COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations and commitments relate primarily to management and development services, lease arrangements, and financing arrangements.

On April 29, 2024, the Company entered into a lease agreement for one A321 passenger aircraft with a term of approximately two years, commencing on January 31, 2025. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 22 months, plus supplemental rent for aircraft maintenance.

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft and paid commitment fees to the lessor. The lease term is 39 months and will commence upon aircraft delivery, which is expected in 2026. In addition to basic rent, the Company will pay the lessor supplemental rent for aircraft maintenance.

On August 15, 2025, the Company entered into a lease agreement for one V2527-A5 aircraft engine with a term of two years, commencing on October 8, 2025. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 24 months, plus supplemental rent for maintenance of the aircraft engine.

On August 15, 2025, the Company entered into a lease agreement for one A320 passenger aircraft airframe with a term of three years, commencing on August 28, 2025. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 36 months. Under the terms of the lease, the Company will own the airframe at the end of the lease term.

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft with a term of approximately two years, commencing on October 24, 2025. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 25 months, plus supplemental rent for aircraft maintenance.

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft with a term of approximately three years, commencing on March 6, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 33 months, plus supplemental rent for aircraft maintenance.

On June 6, 2025, the Company entered into a lease agreement for one A319 passenger aircraft with a term of approximately three years, commencing on March 18, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 34 months, plus supplemental rent for aircraft maintenance.

On May 11, 2026, the Company entered into a lease agreement for one CFM56-5B4/3 aircraft engine with a term of four years, commencing on May 11, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 48 months, plus supplemental rent for maintenance of the aircraft engine.

On March 6, 2026, the Company entered into a lease agreement for one A320 passenger aircraft with a term of six years, commencing on June 25, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 72 months, plus supplemental rent for aircraft maintenance.

On December 11, 2025, the Company signed an amendment extending the term of one aircraft lease by an additional four years, with incremental increases in monthly basic rent over the extended term. The Company accounted for this extension as a new finance lease, reclassified from an operating lease, under ASC 842, and recorded a new right-of-use asset and lease liability as of the lease commencement date. On May 10, 2026, the Company terminated an operating lease for one passenger aircraft, and on May 11, 2026, entered into a new finance lease for the same aircraft that includes a $1 bargain purchase option at the end of the lease term, which the Company expects to exercise. The Company accounted for the termination and replacement as a lease termination and new finance lease under ASC 842, and derecognized the existing right-of-use asset and lease liability and recorded a new right-of-use asset and lease liability as of the new lease's commencement date.

The following table sets forth the Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded, in thousands, on the Company’s condensed consolidated balance sheet as of June 30, 2026. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2026	$10,495	$12,186
2027	19,095	22,532
2028	16,200	17,372
2029	12,080	14,960
2030	10,004	14,120
2031 and thereafter	7,696	22,203
Total minimum lease payments	75,570	103,373
Less amount representing interest	18,612	30,315
Present value of minimum lease payments	56,958	73,058
Less current portion	13,396	14,951
Long-term portion	$43,562	$58,107

The table below presents information for lease costs related to the Company’s finance and operating leases (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost
Amortization of leased assets	$3,517	$1,573	$6,479	$2,986
Interest of lease liabilities	1,904	1,095	3,623	2,181
Operating lease cost
Operating lease cost (1)	3,322	4,014	6,690	7,955
Short-term lease cost (2)	440	467	818	965
Total lease cost	$9,183	$7,149	$17,610	$14,087

(1) Expenses are classified within Aircraft Rent on the Company’s condensed consolidated statements of operations.

(2) Expenses are classified within Other on the Company’s condensed consolidated statements of operations.

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term
Operating leases	5.31 years	5.62 years
Finance leases	4.40 years	5.46 years
Weighted-average discount rate
Operating leases	13.83%	14.00%
Finance leases	13.79%	14.78%

The table below presents cash and non-cash activities associated with our leases (in thousands):

	For The Six Months Ended June 30
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,049	$8,440
Financing cash flows from finance leases	$4,661	$2,360

The Company is subject to various legal proceedings in the normal course of business and records legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

On May 15, 2023, the Company entered into an Ad Hoc Charter Services Agreement (the "AHCSA") with a broker-customer, pursuant to which the broker-customer made prepayments to the Company for future charter services. The AHCSA terminated on May 15, 2026. Following termination, a dispute arose regarding an uncredited prepayment balance of $1,944,142 owed by the Company to the broker-customer, which the Company had carried as a liability. On May 18, 2026, the Company filed suit against the broker-customer, in which the Company asserted claims for breach of the AHCSA and breach of the implied covenant of good faith and fair dealing. The Company voluntarily dismissed the lawsuit without prejudice on June 4, 2026.

Effective June 30, 2026, the Company and the broker-customer entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") resolving the dispute and providing for a mutual release of related claims. Under the Settlement Agreement, the Company will pay the broker-customer a total of $1,000,000, payable in 20 equal monthly installments of $50,000, beginning July 1, 2026, and ending February 1, 2028, in full satisfaction of the $1,944,142 previously owed. The Settlement Agreement does not constitute an admission of liability or wrongdoing by either party.

Because the settlement payments are non-interest-bearing and extend beyond one year, the Company determined that the resulting obligation should be recorded at its present value in accordance with ASC 835-30, Interest-Imputation of Interest, discounted using the Company’s incremental borrowing rate of 13%. Accordingly, on June 30, 2026, the Company derecognized the $1,944,142 liability previously owed to the broker-customer and recognized a settlement obligation of $894,752, resulting in a gain on settlement of $1,049,390, which is presented as "Gain on Settlement" within non-operating income (expense) in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The resulting discount of $105,248 is being amortized to interest expense over the term of the installment payments using the effective interest method. As of June 30, 2026, $513,568 of the settlement obligation is included within accrued liabilities and $381,184 is included within other liabilities in the condensed consolidated balance sheet.

11. (LOSS) INCOME PER SHARE

Basic (loss) earnings per share ("EPS"), which excludes dilution, is computed by dividing Net (Loss) Income attributable to the Company by the weighted average number of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock were exercised or converted into Common Stock, Class A Non-Voting Common Stock, or Class B Non-Voting Common Stock. The number of incremental shares from the assumed issuance of shares relating to share-based awards is calculated by applying the treasury stock method. The Company computes EPS using the aggregate weighted-average common shares outstanding on a common-equivalent basis as the only difference between classes of shares is related to voting rights and conversion features, but the classes otherwise share equally in dividends and residual net assets on a per share basis.

The following table shows the computation of basic and diluted (loss) earnings per share for the three months ended June 30, 2026 (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026	2025
Numerator:
Net (Loss) Income Attributable to Common Stock Holders	$(1,337)	$608
Denominator:
Weighted average common shares outstanding - Basic	66,888,860	64,043,388
Dilutive effect of stock options, RSUs and warrants	—	7,217,934
Weighted average common shares outstanding - Diluted	66,888,860	71,261,322
Basic (loss) earnings per share	$(0.02)	$0.01
Diluted (loss) earnings per share (1)	$(0.02)	$0.01

The following table shows the computation of basic and diluted earnings per share for the six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2026	2025
Numerator:
Net Income Attributable to Common Stock Holders	$1,354	$762
Denominator:
Weighted average common shares outstanding - Basic	66,483,508	63,132,541
Dilutive effect of stock options, RSUs and warrants	4,442,538	7,217,934
Weighted average common shares outstanding - Diluted	70,926,046	70,350,475
Basic earnings per share	$0.02	$0.01
Diluted earnings per share (1)	$0.02	$0.01

(1) There were 10,195,451 warrants and 4,442,538 RSUs outstanding at June 30, 2026, and there were 17,732,764 warrants and 7,217,934 RSUs outstanding at June 30, 2025. The Company excluded the RSUs and warrants from the calculation of diluted EPS for the three month period ended June 30, 2026, and excluded the warrants from the calculation of diluted EPS for the three month period ended June 30, 2025 and for the six month periods ended June 30, 2026 and 2025, as inclusion would have an anti-dilutive effect.

12. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the condensed consolidated financial statements not disclosed elsewhere in these condensed consolidated financial statements are summarized below and include transactions with the following individuals or entities.

For the three and six month periods ended June 30, 2026 and 2025, the Company did not incur or earn any other related party transactions or balances.

As described in Note 4 above, on August 2, 2023, and December 21, 2023, the Company issued an aggregate of $35.7 million of Secured Notes, bearing interest at a fixed rate of 15% per annum and a maturity date of June 30, 2029, with no principal payments due until the maturity date; which includes, among others, an entity of which its executive remained elected as a member of the Board of Directors of the Company during the last Annual Meeting of Stockholders meeting in December 2025.

During the three and six months ended June 30, 2025, Red Oak Partners LLC (“Red Oak Partners”), the Red Oak Fund, LP, The Red Oak Long Fund, LP, and David Sandberg (collectively, the "Reporting Persons") were Section 16 filers with respect to the securities of Global Crossing Airlines Group Inc. As disclosed in a Form 4 filing made by the Reporting Persons on December 24, 2024, several investment funds for which Red Oak Partners, LLC serves as the investment manager, each of which individually owns less than 10% of the outstanding shares of the Company's common stock (the "Investment Vehicles"), purchased an aggregate of 20,000 shares on July 16, 2024 at a price of $.435 per share and 1,142,500 shares on July 16, 2024 at a price of $.45 per share that have been matched against sales by certain of the Investment Vehicles on December 19, 2024 of an aggregate of 1,162,500 shares a price of $.46 per share. The Reporting Persons note that the sales made by the Investment Vehicles represent standard rebalancing transactions made in the ordinary course of business.

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

13. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025, (in thousands):

	June 30, 2026	December 31, 2025
Salaries, wages and benefits	$5,274	$3,101
Passenger Taxes	17,637	13,837
Aircraft fuel	2,877	864
Contracted ground and aviation services	1,465	1,511
Maintenance	930	1,727
Aircraft Rent	3,536	3,481
Other	5,425	4,427
Accrued liabilities	$37,144	$28,948

14. REVENUE & CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred revenue liability balances during the six months ended June 30, 2026, and the year ended December 31, 2025, were as follows (in thousands):

	June 30, 2026	December 31, 2025

Beginning Balance	$16,830	$8,903
Revenue Recognized	(16,830)	(8,903)
Amounts Collected or Invoiced	4,683	16,830
Ending Balance	$4,683	$16,830

15. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management has structured the business model to derive revenue from customers from two types of contracts: (1) ACMI basis using wet-lease contracts to airlines and non-airlines, and (2) on a Charter basis, provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs.

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

Significant expenses within net income or loss, which include operating expenses, are each presented separately on the Company’s Condensed Consolidated Statements of Operations. Other segment items within net income or loss include Interest Expense, Gain on settlement and Income tax expense. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.

The following table presents revenue for the Company’s single reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Revenue	$62,017	$61,381	$138,584	$127,982

Products and services

The Company generates revenue from the following major product and service categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2026	2025	2026	2025

Charter	$14,129	$15,316	$48,388	$45,833
ACMI	44,618	44,535	84,279	78,851
Other	3,270	1,530	5,917	3,298
Total	$62,017	$61,381	$138,584	$127,982

Geographic information

Substantially all of the Company’s long-lived assets are located in the USA. Revenue by geographic area, based on the location of the customer, is as follows (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	United States	Other	Total	United States	Other	Total
Consolidated Revenue	$62,017	$-	$62,017	$138,584	$-	$138,584

Major customers:

For the three and six months ended June 30, 2026, one customer accounted for approximately 57% and 47%, respectively, of total revenue. No other customer accounted for 10% or more of total revenue in any of the periods presented.

For the three and six months ended June 30, 2025, one customer accounted for approximately 58% and 47%, respectively, of total revenue. No other customer accounted for 10% or more of total revenue in any of the periods presented.

Because the Company has only one reportable segment, the amounts disclosed above for that segment are also the amounts reported in the condensed consolidated financial statements; therefore, separate reconciliations to consolidated totals have not been presented.

16. SUBSEQUENT EVENTS

On March 6, 2026, the Company entered into a lease agreement for one A320 passenger aircraft. The eight-year lease commenced on July 17, 2026. Under the agreement, the Company will pay the lessor a fixed monthly rent for 96 months, plus supplemental rent for maintenance of the aircraft.

18

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

Business Overview

GlobalX operates a U.S. Part 121 domestic flag and supplemental airline using the Airbus A320 family of aircraft, operating both passenger and cargo aircraft. GlobalX’s business model is to (1) provide services on an ACMI basis using wet-lease contracts to airlines and non-airlines, and (2) on a Charter basis, provide passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs. GlobalX operates within the United States, Europe, Canada, Central and South America.

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

Business Developments

During the six month period ended June 30, 2026, the Company devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the six month period ended June 30, 2026:

•
Took delivery of two A319 passenger aircraft and one A320 passenger aircraft.
•
Entered into lease agreements for two A320 passenger aircraft, one of which was delivered.
•
Completed six heavy maintenance events and twenty-three non-heavy maintenance events.
•
Continued to manage the hiring of new crew to match our crew levels to our current aircraft count. In total, we increased our pilot headcount from 142 to 165.

The Cargo Charter Market

GlobalX added the A321F aircraft to its operating certificate during the first quarter of 2023. The Company believes that the A321F will eventually become a highly sought-after cargo aircraft as a replacement for the aging and retiring Boeing B757 freighter fleet. During the six months ended June 30, 2026, the Company had three cargo aircraft operating and had one temporarily parked. During the six months ended June 30, 2026, GlobalX's Block Hours operated decreased 34.9% compared to the same period in 2025. The cargo charter market continues to be soft due to general economic conditions and excess capacity in the North American freight market. This decreased activity level demonstrates that the cargo charter market continues to be a significant drag on earnings, primarily due to the low rates offered by brokers and customers and the relatively low utilization rates on a per-aircraft basis relative to the rates offered. The Company expects this dynamic to continue and, consequently, is exploring all options to mitigate future losses, including, but not limited to, leasing out engines, utilizing engines in its passenger fleet, parking aircraft, and/or returning one or more of its freighter aircraft to lessors.

The Passenger Charter Market

Unlike the cargo charter market, the passenger charter market continues to demonstrate strong demand and has served as the economic engine for GlobalX during the six months ended June 30, 2026. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by college sports teams, FIFA World Cup, and general increased customer demand, which are driving increased demand for our services. GlobalX anticipates the high level of demand will continue throughout 2026. To address this demand, the Company has prioritized the passenger charter market over the cargo charter market, devoted sales and operational resources to develop long-term relationships with key customers and looked to expand the markets served as opportunities arise.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is maintaining a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected what it believes to be the best overall single-aisle aircraft family to operate. This approach differs from that of traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating and maintenance costs. GlobalX conducted extensive research and determined the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market selected the A320 aircraft family.

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

Experienced Management Team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as Virgin America, American Airlines, US Airways, Atlas Air, DHL, FedEx, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has a diversity of experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

Results of Operations

Three months ended June 30, 2026 and 2025

Operating Revenue & Statistics

The analysis of GlobalX results for the three month period ended on June 30, 2026 and 2025 requires an understanding of how the Company fundamentally evolved during that time period. 2025 was the fourth year of full operations and was a period where the Company was focused on securing additional customers, entering additional markets and flying to new locations, primarily in the domestic and Caribbean markets and within the European market. As a growing company, we were also focused on operating effectively and efficiently.

In 2026, GlobalX continued expanding existing governmental agency relationships, acquired new partners, secured long-term cargo contracts, and continued its operations with existing airlines. Our key metrics are Block Hours flown and Block Hours flown per available aircraft, which are the measures by which the Company tracks commercial activity. While other airlines discuss available seat miles, revenue per available seat mile, and cost per available seat mile, these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third-party risk; therefore, our results are evaluated on a Block Hour and Utilization basis.

Revenue & Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended June 30,
Operating Fleet	2026	2025	Inc/(Dec)	% Change

A319	3.0	1.0	2.0	200%
A320	11.3	10.0	1.3	13.3%
A321	8.0	8.0	0.0	0.0%
Total Operating Average Aircraft Equivalents	22.3	19.0	3.3	17.5%

Net Aircraft Available	15.3	17.1	(1.8)	-10.7%
Total Block Hours (1)	8,002	8,065	(63)	-0.8%
Average Utilization per available aircraft	522.5	471.0	51.5	10.9%

(1) Total Block Hours hours operated by GlobalX for the purpose of expressing the utilization of GlobalX net available aircraft.

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended June 30,
Revenue	2026	2025	Inc/(Dec)	% Change

Charter	$14,129	$15,316	$(1,187)	-7.8%
ACMI	44,618	44,535	83	0.2%
Other	3,270	1,530	1,740	113.7%
Total	$62,017	$61,381	$636	1.0%

Block Hours

Charter	782	1,154	(372)	-32.2%
Sub-service Charter	-	-	-	N/A
Total Charter	782	1,154	(372)	-32.2%
ACMI	6,936	6,769	167	2.5%
Subservice ACMI	8	-	8	N/A
Total ACMI	6,944	6,769	175	2.6%
Non Revenue	284	142	142	100.2%
Total	8,010	8,065	(55)	-0.7%

Revenue per Block Hour

Charter	$18.1	$13.3	$4.8	36.1%
ACMI	$6.4	$6.6	$(0.2)	-3.0%

Charter revenue for the period decreased $1.2 million or 7.8%, from $15.3 million in 2025 to $14.1 million in 2026. This decrease was primarily driven by a 32.2% decrease in Charter Block Hours, from 1,154 Block Hours in 2025 to 782 Block Hours in 2026, resulting in a $4.9 million decrease in revenue. This decrease was partially offset by a 36.1% increase in the Charter flying rate, from $13,272 per Block Hour in 2025 to $18,072 per Block Hour in 2026, resulting in a $3.7 million increase in revenue. The increase in the per-Block-Hour rate was primarily driven by high market demand, higher fuel prices, and a shortage of supply as competitors reduced capacity. The decrease in Charter Block Hours was due to an intentional focus on increased ACMI flying and the Company’s exit from the Cuba-based charter market.

ACMI revenue for the period increased by $0.1 million or 0.2%, from $44.5 million in 2025 to $44.6 million in 2026. This increase was driven by a 2.6% increase in Block Hours, or 175 Block Hours, from 6,769 Block Hours in 2025 to 6,944 Block Hours in 2026, resulting in a $1.1 million increase in revenue. This increase was partially offset by a decrease in the rate for ACMI flying of 2.6% from $6,579 per Block Hour in 2025 to $6,426 per Block Hour in 2026 resulting in a $1.0 million decrease in revenue. The Block Hour increase was primarily driven by high market demand and a shortage of supply. The rate decrease resulted from longer-term ACMI contracts with higher minimum hours, which lowered the rate per hour.

Other revenue for the period increased by $1.7 million from $1.5 million in 2025 to $3.3 million in 2026, primarily driven by an increase in fueling and other administrative services provided to the Company's customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended June 30,
Operating Expenses	2026	2025	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$20,282	$19,906	$375	1.9%
Aircraft Fuel	4,077	3,038	1,039	34.2%
Maintenance, materials and repairs	4,604	5,409	(805)	-14.9%
Depreciation and amortization	5,574	2,607	2,967	113.8%
Contracted ground and aviation services	4,919	4,474	445	9.9%
Travel	2,118	2,325	(207)	-8.9%
Insurance	1,236	1,276	(40)	-3.1%
Aircraft Rent	12,394	13,919	(1,525)	-11.0%
Other	5,442	5,149	294	5.7%
Total Operating Expenses	$60,646	$58,103	$2,543	4.4%

Salaries, wages, and benefits increased $0.4 million or 1.9%, from $19.9 million in 2025 to $20.3 million in 2026, primarily due to expanded pilot headcount to support the growing fleet and operations. This increase was partially offset by initiating several actions to reduce headcount and salaries including outsourcing line maintenance at GlobalX’s primary base. Pilots increased from 150 to 165 or 10.0%.

Aircraft fuel increased by $1.0 million or 34.2% from $3.0 million to $4.0 million. The increase was primarily driven by a $1.5 million increase in the price of base jet fuel. The increase was partially offset by $0.5 million decrease in the amount of Charter and Non-Revenue Block Hours.

Maintenance, materials, and repairs decreased by $0.8 million or 14.9%, from $5.4 million to $4.6 million. The decrease was primarily driven by a $1.8 million or $222 per Block Hour decrease in parts and repair expenses. This decrease was partially offset due to outsourcing the Miami line maintenance, increasing expenses by $1.0 million or $127 per Block Hour. The Block Hour rate decreased from $670 per Block Hour in 2025 to $575 per Block Hour in 2026.

Depreciation and amortization increased by $3.0 million or 113.8%, from $2.6 million in 2025 to $5.6 million in 2026, primarily driven by aircraft deliveries secured on finance leases, the purchase of an A320 aircraft, and an increase in rotable parts owned.

Contracted ground and aviation services expenses increased by $0.4 million or 9.9%, from $4.5 million in 2025 to $4.9 million in 2026. This was primarily driven by an increased rate since contracted ground and aviation services are not associated with ACMI services.

Travel for the period decreased $0.2 million or 8.9%, from $2.3 million to $2.1 million. This decrease was primarily driven by a conscious effort of management to focus on reducing travel expense through the creation of local bases tied to flight activity and contract rate negotiations.

Aircraft rent decreased $1.5 million or 11.0%, from $13.9 million in 2025 to $12.4 million in 2026, primarily driven by a decrease in base rent expenses of $1.1 million or 16.0% due to the decrease in the average number of aircraft on operating leases from 15.0 to 13.3 aircraft in the fleet. Adding to the savings was a decrease in supplemental rent expenses of $0.5 million or 7.2% from $6.7 million in 2025 to $6.2 million in 2026 driven by a year-over-year decrease in Block Hours on leased aircraft. Offsetting the savings, was a $0.1 million increase in the number of sub-service hours required.

Operating income decreased $1.9 million, from $3.3 million in 2025 to $1.4 million in 2026. Operating income as a percentage of revenue decreased by 3.1 percentage points from 5.3% in 2025 to 2.2% in 2026. This decrease is driven by the fact that in 2025 our net available aircraft represented 90% of total aircraft compared to 68% in 2026. Said differently, we were paying for aircraft that were not generating revenue because they were not available due to scheduled and unscheduled maintenance. This was offset by improved utilization; however, to meet all our obligations, there was a steep increase in non-revenue flights, which increased from 142 to 284 hours, adding over $1.0 million to our cost of operations.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended June 30,
Non-Operating Expenses (Income)	2026	2025	Inc/(Dec)	% Change

Interest Expense	$3,791	$2,661	$1,130	42.5%
Gain on Settlement	(1,049)	-	(1,049)	100.0%
Total Non-Operating Expenses (Income)	$2,742	$2,661	$81	3.0%

Interest expense for the period increased $1.1 million, from $2.7 million in 2025 to $3.8 million in 2026, driven by the increase of aircraft under finance leases from 4.0 to 8.0 equivalent aircraft.

Gain on Settlement: GlobalX recognized a gain on settlement of $1.0 million related to the resolution of an outstanding customer deposit with a broker-customer.

Net (Loss) Income

Net (Loss) Income attributable to the Company for the period, due to events noted above, swung by $1.9 million, from $0.6 million income in 2025 to a $1.3 million loss in 2026.

Six months ended June 30, 2026 and 2025

Revenue and Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Six Months Ended June 30,
Operating Fleet	2026	2025	Inc/(Dec)	% Change

A319	2.3	1.0	1.3	130.0%
A320	11.2	10.0	1.2	11.7%
A321	8.0	7.8	0.2	2.6%
Total Operating Average Aircraft Equivalents	21.5	18.8	2.7	14.2%

Net Aircraft Available	15.1	16.9	(1.8)	-10.8%
Total Block Hours (1)	16,228	15,229	999	6.6%
Average Utilization per available aircraft	1,074.5	901.6	172.9	19.1%

(1) Total Block Hours hours operated by GlobalX for the purpose of expressing the utilization of GlobalX net available aircraft.

The following table describes the degree to which variations in revenues, in thousands, can be attributed to fluctuations in prices and nature of GlobalX services.

	Six Months Ended June 30,
Revenue	2026	2025	Inc/(Dec)	% Change

Charter	$48,388	45,833	2,555	5.6%
ACMI	84,279	78,851	5,428	6.9%
Other	5,917	3,298	2,619	79.4%
Total	$138,584	127,982	10,602	8.3%

Block Hours

Charter	2,698	3,033	(335)	-11.0%
Sub-service Charter	-	367	(367)	-100.0%
Total Charter	2,698	3,400	(702)	-20.6%
ACMI	13,015	11,845	1,170	9.9%
Subservice ACMI	98	15	83	553.3%
Total ACMI	13,113	11,860	1,253	10.6%
Non Revenue	516	350	166	47.4%
Total	16,327	15,610	717	4.6%

Revenue per Block Hour

Charter	$17.9	$13.5	$4.4	32.6%
ACMI	$6.4	$6.6	$(0.2)	-3.0%

Charter revenue for the period increased $2.6 million or 5.6%, from $45.8 million in 2025 to $48.4 million in 2026. This increase was primarily driven by an increase in the rate for Charter flying of 32.6% from $13,481 per Block Hour in 2025 to $17,937 per Block Hour in 2026 resulting in a $12.0 million increase in revenue. This increase was partially offset by a 20.6% decrease in Charter Block Hours, from 3,400 Block Hours in 2025 to 2,698 Block Hours in 2026, which resulted in a $9.6 million decrease in revenue. The increase in the per-Block-Hour rate was primarily driven by high market demand, higher fuel prices, and a shortage of supply as competitors reduced capacity. The decrease in Charter Block Hours was due to an intentional focus on an increased level of flying on an ACMI basis and the Company’s exit from the Cuba-based charter market.

ACMI revenue for the period increased by $5.4 million or 6.9% from $78.9 million in 2025 to $84.3 million in 2026. This increase was driven by an increase in Block Hours from 11,860 in 2025 to 13,113 in 2026, an increase of 10.6% or 1,253 Block Hours resulting in a $8.3 million increase in revenue. This increase was partially offset by a decrease in the rate for ACMI flying of 3.0% from $6,648 per Block Hour in 2025 to $6,427 per Block Hour in 2026 resulting in a $2.9 million decrease in revenue. The primary driver for the Block Hour increase was related to both high market demand and a shortage of supply. The decrease in rates is a result of longer term ACMI contracts with higher minimum hours resulting in a lower rate per hour.

Other revenue for the period increased by $2.6 million from $3.3 million in 2025 to $5.9 million in 2026. The increase is primarily driven by more fueling and other administrative services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Six Months Ended June 30,
Operating Expenses	2026	2025	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$41,060	$38,700	$2,359	6.1%
Aircraft Fuel	11,890	10,443	1,447	13.9%
Maintenance, materials and repairs	11,562	9,261	2,301	24.8%
Depreciation and amortization	10,240	4,855	5,385	110.9%
Contracted ground and aviation services	12,173	10,780	1,393	12.9%
Travel	5,117	5,279	(162)	-3.1%
Insurance	2,469	2,537	(68)	-2.7%
Aircraft Rent	25,866	29,160	(3,294)	-11.3%
Other	10,734	10,580	155	1.5%
Total Operating Expenses	$131,111	$121,595	$9,516	7.8%

Salaries, wages, and benefits increased $2.4 million or 6.1%, from $38.7 million in 2025 to $41.1 million in 2026, primarily due to expanded headcount across the organization to support the growing fleet and operations, as well as scheduled compensation adjustments reflecting market conditions and performance across all levels of the company. This increase was partially offset by initiating several actions to reduce headcount and salaries including outsourcing line maintenance at GlobalX’s primary base. Pilots increased from 150 to 165 or 10.0%.

Aircraft fuel increased by $1.5 million or 13.9% from $10.4 million to $11.9 million. The increase was primarily driven by a $1.5 million increase in the price of base jet fuel. The increase was partially offset by $0.5 million decrease in the amount of Charter and Non-Revenue Block Hours.

Maintenance, materials, and repairs increased by $2.3 million or 24.8%, from $9.3 million to 11.6 million. This increase was primarily driven due to outsourcing the Miami line maintenance, increasing expenses by $2.0 million or $125 per Block Hour. In addition, a $0.3 million increase is attributable to parts and repair expenses. The Block Hour rate increased from $608 per Block Hour in 2025 to $712 per Block Hour in 2026.

Depreciation and amortization increased by $5.4 million or 110.9%, from $4.9 million in 2025 to $10.2 million in 2026, primarily driven by aircraft deliveries secured on finance leases, the purchase of an A320 aircraft, and an increase in rotable parts owned.

Contracted ground and aviation services expenses increased by $1.4 million or 12.9%, from $10.8 million in 2025 to $12.2 million in 2026. This was primarily driven by an increased rate since contracted ground and aviation services are not associated with ACMI services.

Travel for the period decreased $0.2 million, or 3.1% from $5.3 million to $5.1 million. This decrease was primarily driven by a conscious effort of management to focus on reducing travel expense through the creation of local bases tied to flight activity and contract rate negotiations.

Aircraft rent decreased $3.3 million or 11.3%, from $29.2 million in 2025 to $25.9 million in 2026, primarily driven by a decrease in base rent expenses of $2.5 million or 16.7% due to the decrease in the average number of aircraft on operating leases from 14.8 to 13.1 aircraft in the fleet. Adding to the savings, was a $0.9 million decrease in the number of sub-service hours required. Offsetting the savings was an increase in supplemental rent expenses of $0.2 million or 1.6% from $12.6 million in 2025 to $12.8 million in 2026 driven by a year-over-year increase in Block Hours on leased aircraft.

Operating income improved by $1.1 million, from $6.4 million in 2025 to $7.5 million in 2026. Operating income as a percentage of revenue improved by 0.4% from 5.0% in 2025 to 5.4% in 2026. This improvement was a result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. Three factors drove these results: rates, utilization and scale. The Company’s Charter rate for the period grew 32.6%, from $13,481 per Block Hour in 2025 to $17,937 per Block Hour in 2026. The Company’s average utilization per available aircraft grew 19.1% for the period, from 902 Block Hours in 2025 to 1,075 Block Hours in 2026. The Company’s increasing scale also contributed to this positive result, for example, there were savings on a per Block Hour basis in travel and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Six Months Ended June 30,
Non-Operating Expenses (Income)	2026	2025	Inc/(Dec)	% Change

Interest Expense	$7,073	$5,244	$1,829	34.9%
Gain on Settlement	$(1,049)	$-	$(1,049)	100.0%
Total Non-Operating Expenses (Income)	$6,024	$5,244	$780	14.9%

Interest expense for the period increased $1.8 million from $5.2 million in 2025 to $7.1 million in 2026, driven by the increase of aircraft under finance leases from 4.0 to 7.3 equivalent aircraft.

Gain on Settlement: GlobalX recognized a gain on settlement of $1.0 million related to the resolution of its outstanding prepayment balance obligation with a broker-customer.

Net Income

Net Income attributable to the Company for the period, due to events noted above, improved by $0.6 million from $0.8 million in 2025 to $1.4 million in 2026.

Liquidity and Capital Resources

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2026, the Company had a working capital deficit of $67.7 million and retained deficit of $72.3 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern.

As of June 30, 2026, the Company had approximately $9.9 million in unrestricted cash and cash equivalents and approximately $2.0 million in restricted cash, a decrease of approximately $6.8 million and $1.9 million, respectively, from December 31, 2025, primarily due to new aircraft deliveries, customer deposits, and cash flow from operations.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of June 30, 2026, the Company had total of $28.3 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of June 30, 2026, the Company had total of $101.7 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $39.4 million in notes payable included in the non-current liabilities presented in the Company’s consolidated balance sheet. The Company ended the period of January 1 to June 30, 2026 with nineteen passenger aircraft and four cargo aircraft and expects the fleet to increase to twenty-one passenger aircraft and remain at four cargo aircraft by the end of 2026. To achieve the number of aircraft deliveries in 2026, the Company currently has four aircraft under lease with partial or total deposits paid.

In 2026 GlobalX expects to continue its business growth by (i) providing services on an ACMI basis using wet lease contracts to airlines and non-airlines, (ii) on a Charter basis providing passenger and cargo aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs, (iii) extending GlobalX current operations within the United States, Europe, Canada, Central and South America and continuing recruiting and maintaining a dynamic team of customer-centric flight crews, ground teams and management staff, (iv) increasing GlobalX’s passenger aircraft fleet to twenty-one and GlobalX’s cargo aircraft fleet to remain at four by the end of 2026, and (v) achieving an increase in total revenue.

The Company expects to improve profitability during the year 2026, mainly as a result of GlobalX’s strategy implemented starting in 2024 of developing and implementing growth in its revenue faster than its cost structure. There are a few factors the Company expects to drive the improved margins, including securing higher rates for both ACMI and Charter contracts and increasing the number of passenger aircraft from 19 to 21 along with improving seasonality on Cargo aircraft contracts.

The ability of GlobalX to execute its build-out and growth strategy and achieve operations will depend on the acquisition of substantial additional financing through debt financing, equity financing or other means. Failure to obtain such financing may result in the delay or indefinite postponement of such growth strategy or even impact the ability of GlobalX to continue as a going concern.

There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to GlobalX. If additional financing is raised by GlobalX through the issuance of its securities, then shareholders may suffer significant dilution. If additional financing is not available, or if available, not available on satisfactory terms, then this could result in a material adverse effect or could require GlobalX to reduce, delay, scale back or eliminate portions of its actual or proposed operations or could prevent GlobalX from continuing as a going concern. GlobalX may also need to raise capital by incurring long-term or short-term indebtedness in order to fund its business objectives. This could result in increased interest expenses and decreased net income. Investors are cautioned that there can be no assurance as to the terms of any such financing and whether any such financing will be available. The level of GlobalX’s indebtedness could impair its ability to obtain additional financing to timely take advantage of future business opportunities that may arise.

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

The most significant liquidity events during the six months ended June 30, 2026, were as follows:

Operating activities. During the six months ended June 30, 2026, net cash provided by operating activities decreased $1.5 million to $7.4 million, consisting primarily of $10.2 million of decrease in accrued liabilities and other liabilities, $7.0 million of decrease in operating lease obligations, and $1.9 million of increase in prepaid expenses and other current assets. These were partially offset by $17.3 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $3.6 million in interest on finance leases, $1.4 million of net income, $1.1 million of share-based payments, $0.3 million of credit losses, $1.9 million of decrease in accounts receivable, $0.6 million of increase in accounts payable, and $0.3 million of decrease in assets held for sale. For 2025, net cash provided by operating activities during the six months ended June 30, 2025 increased $10.2 million to $8.9 million, consisting primarily of $13.2 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $2.2 million in interest on finance leases, $1.1 million of net income, $1.3 million of share-based payments, and $0.6 million of increase in accounts payable. These were partially offset by $8.4 million of decrease in operating lease obligations, and $1.3 million of increase in prepaid expenses and other current assets.

Investing activities. During the six months ended June 30, 2026, net cash used in investing activities increased $3.1 million to $9.7 million of net cash used in investing activities, consisting of $6.2 million of Purchases of property and equipment and $3.6 million of increase of deposits, deferred costs and other assets. During the six months ended June 30, 2025, net cash used in investing activities increased $1.4 million to $6.6 million, consisting of $5.4 million of Purchases of property and equipment and $1.2 million of increase of deposits, deferred costs and other assets.

Financing activities. During the six months ended June 30, 2026, net cash used in financing activities increased $4.0 million to $6.3 million, consisting of $4.7 million of Principal payments on finance leases, $1.7 million of Principal payments on note payable, and $0.1 million of Noncontrolling interest dividends paid to the holder of the Noncontrolling interest in Top Flight, a subsidiary in which the Company holds an 80% membership interest. These were partially offset by $0.1 million of Proceeds on issuance of shares. During the six months ended June 30, 2025, net cash used in financing activities increased $1.5 million to $2.3 million of net cash used in financing activities, consisting primarily of $2.4 million of Principal payments on finance leases and $0.1 million of Noncontrolling interest dividends paid to the holder of the Noncontrolling interest in Top Flight. These were partially offset by $0.2 million of Proceeds on issuance of shares. These distributions were made pursuant to Top Flight's operating agreement and do not represent dividends on the Company's common stock.

27

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2026. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

For a description of certain legal proceedings, see Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Airframe Lease Agreement (MSN 3349), dated May 8, 2026, between UMB Bank, National Association, not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
10.2	Lease Agreement ESN 697550, dated as of May 11, 2026 between UMB Bank, N.A., not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
10.3	Aircraft Operating Lease Agreement (MSN 4832), dated March 6, 2026, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished, rather than filed, herewith, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2026 Global Crossing Airlines Group Inc.

By: /s/ Ryan Goepel

Ryan Goepel,

President & Chief Financial Officer