Form 10-Q
period 2026-09-30
Global Crossing Airlines Group Inc.
filed 2026-11-05
CIK 1846084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001, and Class B non-voting common stock, par value $0.001

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

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2026 was 69,772,815 shares, consisting of 55,220,462 shares of common stock, 5,537,313 shares of Class A Non-Voting Common Stock and 9,015,040 shares of Class B Non-Voting Common Stock.

GLOBAL CROSSING AIRLINES GROUP INC.

Form 10-Q

Period Ended September 30, 2026

Index

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share quantities)

	September 30, 2026	December 31, 2025
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,344	$16,694
Restricted cash	945	3,809
Accounts receivable, net of allowance for credit losses	7,109	6,782
Prepaid expenses and other current assets	5,181	3,529
Spare parts	135	405
Total Current Assets	26,714	31,219
Property and equipment, net	37,437	33,578
Finance leases, net	54,751	48,870
Operating lease right-of-use assets	83,271	72,824
Deposits	12,557	11,880
Other assets	6,095	4,681
Total Assets	$220,825	$203,052
Current liabilities
Accounts payable	$16,230	$13,888
Accrued liabilities	36,250	28,948
Deferred revenue	8,781	16,830
Customer deposits	2,243	4,401
Current portion of note payable	2,594	3,080
Current portion of long-term operating leases	16,923	14,262
Current portion of finance leases	14,231	10,304
Total current liabilities	97,252	91,713
Other liabilities
Note payable, net of unamortized debt issuance costs	39,130	40,447
Long-term operating leases	66,983	59,374
Long-term finance leases	43,310	40,705
Other liabilities	673	291
Total other liabilities	150,096	140,817
Total Liabilities	$247,348	$232,530
Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit)
Common Stock
$.001 par value; 144,462,687, 5,537,313 and 50,000,000 authorized; 55,014,740, 5,537,313, 9,015,040 and 50,992,033, 5,537,313, 9,089,107 issued and outstanding as of September 30, 2026 and December 31, 2025, for Common Stock, Class A Non-voting Common Stock, and Class B Non-voting Common Stock, respectively	$70	$65
Additional paid-in capital	45,357	44,022
Retained deficit	(72,025)	(73,617)
Total Company’s stockholders’ deficit	(26,598)	(29,530)
Noncontrolling interest	75	52
Total stockholders’ deficit	(26,523)	(29,478)
Total Liabilities and Deficit	$220,825	$203,052

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Revenue	$71,768	$58,022	$210,352	$186,004
Operating Expenses
Salaries, Wages, & Benefits	20,952	21,279	62,013	59,979
Aircraft Fuel	4,204	1,340	16,094	11,782
Maintenance, materials and repairs	7,259	5,153	18,821	14,413
Depreciation and amortization	6,390	3,245	16,630	8,099
Contracted ground and aviation services	5,258	3,343	17,430	14,123
Travel	2,671	1,708	7,788	6,988
Insurance	1,225	1,271	3,694	3,808
Aircraft Rent	15,299	14,649	41,165	43,809
Other	4,467	4,999	15,201	15,582
Total Operating Expenses	$67,725	$56,987	$198,836	$178,583
Operating Income	4,043	1,035	11,516	7,421
Non-Operating Expenses
Interest Expense	3,817	2,990	10,890	8,233
Gain on Settlement	-	-	(1,049)	-
Total Non-Operating Expenses	3,817	2,990	9,841	8,233
Income (Loss) before income taxes	226	(1,955)	1,675	(812)
Income tax expense	-	-	-	-
Net Income (Loss)	226	(1,955)	1,675	(812)
Net (Loss) Income attributable to Noncontrolling Interest	(12)	4	83	385
Net Income (Loss) attributable to the Company	238	(1,959)	1,592	(1,197)
Income (Loss) per share:
Basic	$-	$(0.03)	$0.02	$(0.02)
Diluted	$-	$(0.03)	$0.02	$(0.02)
Weighted average number of shares outstanding	67,811,715	64,664,058	66,930,404	63,649,789

Weighted-average shares outstanding—Diluted	70,305,523	64,664,058	69,484,812	63,649,789

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share quantities)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2025	61,758,727	$62	$40,949	$(70,566)	$(29,555)	$87	$(29,468)
Issuance of shares – options exercised	50,000	—	12	—	12	—	12
Issuance of shares – share based compensation on RSUs	1,876,109	2	534	—	536	—	536
Income for the period	—	—	—	154	154	372	526
Issuance of shares - ESPP	5,496	—	3	—	3	—	3
Ending – March 31, 2025	63,690,332	$64	$41,498	$(70,412)	$(28,850)	$459	$(28,391)
Issuance of shares – options exercised	196,667	—	49	—	49	—	49
Issuance of shares – share based compensation on RSUs	309,994	1	776	—	777	—	777
Issuance of shares - ESPP	258,796	—	168	—	168	—	168
Proceeds from disgorgement of stockholders' short-swing profits (Note 12)	—	—	12	—	12	—	12
Distributions to noncontrolling interest	—	—	—	—	—	(148)	(148)
Income for the period	—	—	—	608	608	9	617
Ending – June 30, 2025	64,455,789	$65	$42,503	$(69,804)	$(27,236)	$320	$(26,916)
Issuance of shares – share based compensation on RSUs	498,219	—	827	—	827	—	827
Distributions to noncontrolling interest	—	—	—	—	-	(200)	(200)
(Loss) Income for the period	—	—	—	(1,959)	(1,959)	4	(1,955)
Ending – September 30, 2025	64,954,008	$65	$43,330	$(71,763)	$(28,368)	$124	$(28,244)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Retained Deficit	Total	Noncontrolling Interest	Total
Beginning – January 1, 2026	65,618,453	$65	$44,022	$(73,617)	$(29,530)	$52	$(29,478)
Issuance of shares - share based compensation on RSUs	1,051,668	1	496	—	497	—	497
Income for the period	—	—	—	2,691	2,691	129	2,820
Ending – March 31, 2026	66,670,121	$66	$44,518	$(70,926)	$(26,342)	$181	$(26,161)
Issuance of shares - share based compensation on RSUs	246,826	1	613	—	614	—	614
Issuance of shares - ESPP	255,518	—	166	—	166	—	166
Distributions to noncontrolling interest	—	—	—	—	—	(60)	(60)
Loss for the period	—	—	—	(1,337)	(1,337)	(34)	(1,371)
Ending – June 30, 2026	67,172,465	$67	$45,297	$(72,263)	$(26,899)	$87	$(26,812)
Issuance of shares - share based compensation on RSUs	2,394,628	3	60	—	63	—	63
Income (Loss) for the period	—	—	—	238	238	(12)	226
Ending – September 30, 2026	69,567,093	$70	$45,357	$(72,025)	$(26,598)	$75	$(26,523)

See accompanying notes to condensed consolidated financial statements.

GLOBAL CROSSING AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For The Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,675	$(812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,630	8,099
Credit losses	273	111
Loss on sale of spare parts	11	82
Amortization of debt issue costs	621	584
Amortization of operating lease right of use assets	10,764	14,950
Share-based payments	1,174	2,166
Interest on finance leases	5,554	3,295
Changes in assets and liabilities:
Accounts receivable	(599)	1,714
Spare parts	258	(5)
Prepaid expenses and other current assets	(1,652)	(1,772)
Accounts payable	2,342	1,509
Accrued liabilities, deferred revenue and customer deposits	(2,904)	(1,423)
Operating lease obligations	(10,941)	(15,618)
Other liabilities	(6,767)	(3,340)
Net cash provided by operating activities	16,439	9,540
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits, deferred costs and other assets	(4,801)	(1,561)
Purchases of property and equipment	(7,491)	(10,042)
Net cash used in investing activities	(12,292)	(11,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(8,044)	(3,783)
Principal payments on note payable	(2,423)	(678)
Debt issue costs	-	(169)
Proceeds on issuance of shares	166	207
Distributions to noncontrolling interest	(60)	(348)
Proceeds from disgorgement of stockholders’ short-swing profits	-	12
Net cash used in financing activities	(10,361)	(4,759)
Net decrease in cash, cash equivalents, and restricted cash	(6,214)	(6,822)
Cash, cash equivalents and restricted cash - beginning of the period	20,503	14,043
Cash, cash equivalents and restricted cash - end of the period	$14,289	$7,221
Non-cash investing and financing activities
Reclass of Property and equipment to Accounts receivable (aircraft receivable) and Prepaid expenses and other current assets (deferred maintenance)	$-	$117
Right-of-use (ROU) assets acquired through operating leases	$27,701	$383
Right-of-use (ROU) assets reclassification of existing lease	$6,491	$-
Aircraft acquired through note payable	$-	$14,650
Aircraft acquired through finance leases	$11,478	$3,453
Airframe acquired through finance leases	$4,302	$3,536
Reclass of Property and equipment to finance leases (aircraft initial direct costs)	$389	$-
Equipment acquired through finance leases	$-	$387
Cash paid for
Interest	$8,977	$7,794

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

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries, Global Crossing Airlines, Inc. and Global Crossing Airlines Operations, LLC (collectively, “GlobalX USA”), Global Crossing Airlines Holdings, Inc., GlobalX Travel Technologies, Inc. (“Technologies”), GlobalX Air Tours, LLC (“GlobalX Tours”), MSN 3101 Acquisition LLC (“MSN 3101”) and Charter Air Solutions, LLC (“Top Flight”), in which the Company holds an 80% membership interest. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete annual financial statements. In the opinion of management, the accompanying Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026, and its cash flows for the nine months ended September 30, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements but does not include all of the footnote disclosures from such audited annual consolidated financial statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes additional disclosures and a summary of the Company’s significant accounting policies.

The Company’s quarterly results are subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

The condensed consolidated financial statements have been prepared in conformity with GAAP on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2026, the Company had a working capital deficit of $70.5 million and a retained deficit of $72.0 million. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months from the date of the filing of this 10-Q. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating financing its future requirements through a combination of debt, equity and/or other facilities. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. The condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses or the statements of financial position classifications that would be necessary were the going concern assumption deemed to be inappropriate. These adjustments could be material.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. In January 2025, the FASB issued ASU No. 2025-01, which clarified the effective date of ASU No. 2024-03. As clarified, ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Accordingly, the standard becomes effective for the Company’s 2027 Annual Report on Form 10-K and for interim periods beginning with the first quarter of 2028. The standard only impacts required disclosures and will not impact the Company’s financial position, results of operations, or cash flows. The Company is currently evaluating the impact of ASU No. 2024-03 on its disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the practical expedient, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU No. 2025-05 effective January 1, 2026, beginning with its Quarterly Report on Form 10-Q for the period ended March 31, 2026, on a prospective basis. The Company elected the practical expedient in estimating its allowance for credit losses on current accounts receivable. The adoption affected only the Company’s estimation of its allowance for credit losses and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Deferred maintenance, current portion	$3,869	$2,247
Prepaid expenses	1,000	535
Lessor maintenance deposits	312	747
Prepaid expenses and other current assets	$5,181	$3,529

The increase in prepaid expenses and other current assets from December 31, 2025 to September 30, 2026 was primarily attributable to the reclassification of $1.6 million of deferred maintenance costs from Other assets (noncurrent) to current assets, as such costs are now expected to be utilized within the next twelve months.

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

The components of property and equipment, net are as follows (in thousands):

	September 30, 2026	December 31, 2025
Rotable Parts	$22,301	$16,534
Engines	12,082	12,082
Leasehold Improvements, Aircraft, Other	5,207	3,913
Airframe	3,000	3,000
Office and Ground Equipment	1,577	1,523
Computer Hardware and Software	1,510	1,425
Less: Accumulated Depreciation	(8,240)	(4,899)
Total Property and Equipment, Net	$37,437	$33,578

During the three and nine months ended September 30, 2026, depreciation of property and equipment was $1.5 million and $3.6 million, respectively.

During the three and nine months ended September 30, 2025, depreciation of property and equipment was $1.0 million and $2.2 million, respectively.

Deferred Maintenance

The Company capitalizes costs associated with certain major maintenance events, including engine overhauls and heavy airframe checks, and amortizes those costs on a straight-line basis over the estimated period benefited, generally through the date of the next scheduled major maintenance event. Amortization of deferred maintenance is included within "Depreciation and amortization" in the accompanying condensed consolidated statements of operations and within "Depreciation and amortization" in the accompanying condensed consolidated statements of cash flows.

During the three and nine months ended September 30, 2026, amortization of deferred maintenance was $1.1 million and $2.7 million, respectively.

During the three and nine months ended September 30, 2025, amortization of deferred maintenance was $0.6 million and $1.3 million, respectively.

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
•
the Company is permitted to prepay all (but not less than all) of the notes beginning on July 1, 2025 subject to a redemption premium of (i) 7.5% of the principal to be redeemed on or prior to August 2, 2026, (ii) 5.0% of the principal to be redeemed after August 2, 2026 and on or prior to August 2, 2027, (iii) 2.5% of the principal to be redeemed after August 2, 2027 and on or prior to August 2, 2028, and (iv) 0% of the principal to be redeemed after August 2, 2028;
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
•
minimum liquidity of $5 million measured at each quarter end; and
•
collateral consisting of substantially all of the Company’s assets.

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

The Loan Documents include customary covenants, including maintenance of a “loan to value” ratio of at least 85% on the first anniversary of the first utilization of the loan, which shall be reduced by 5% on each anniversary thereafter.

Notes Payable is comprised of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Secured Notes	$35,684	$35,684
Loan Documents	10,739	13,154
Less unamortized debt issuance costs, noncurrent	(4,699)	(5,311)
Total carrying amount	41,724	43,527
Less current maturities	(2,594)	(3,080)
Total long-term Note Payable	$39,130	$40,447

6. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

The Company has authorized share capital of 200,000,000 shares of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock, par value $0.001 per share.

As of September 30, 2026, the Company had 55,014,740 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,015,040 Class B Non-Voting Common Stock outstanding. As of December 31, 2025, the Company had 50,992,033 shares of Common Stock, 5,537,313 Class A Non-Voting Common Stock, and 9,089,107 Class B Non-Voting Common Stock outstanding.

All classes of common stock share equally in dividend rights and liquidation preferences and are subject to the same redemption or call provisions, transfer restrictions and ownership limitations; differences relate only to voting rights and conversion features.

Share conversion

During the three months ended September 30, 2026:

•
The Company converted 74,067 shares of Class B Non-Voting Common Stock into 74,067 shares of Common Stock.

Share issuance

During the three and nine months ended September 30, 2026:

•
The Company issued 2,394,628 and 3,693,122 shares of Common Stock, respectively, upon the settlement of 2,394,628 and 3,693,122 RSUs.

During the nine months ended September 30, 2026:

•
The Company issued 255,518 shares of Common Stock for net proceeds of $166,138 pursuant to the Employee Stock Purchase Plan.

7. WARRANTS

The following is a summary of the warrant activity during the three and nine months ended September 30, 2026:

	Number of Share Purchase Warrants	Weighted Average Exercise Price
Outstanding January 1, 2026	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	-	—
Outstanding March 31, 2026	17,732,764	$1.21
Issued	—	—
Exercised	—	—
Expired	(7,537,313)	1.50
Outstanding June 30, 2026	10,195,451	$1.00
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding September 30, 2026	10,195,451	$1.00

As of September 30, 2026, the following share purchase warrants were outstanding and exercisable:

Outstanding	Exercise Price	Remaining life (years)	Expiry Date
10,195,451	$1.00	3.75	June 30, 2030

8. STOCK-BASED COMPENSATION

The maximum number of shares of common stock of the Company (the “Common Stock”) issuable pursuant to share-based payment arrangements, including stock options, restricted share units and performance share units, is 9,400,000.

Stock options

The Company grants stock options to directors, officers, employees and consultants as compensation for services, pursuant to its Amended Stock Option Plan (the “Stock Option Plan”). The minimum exercise price per share shall not be less than the closing price of a share of Common Stock on the last trading day preceding the date on which the grant of options is approved by the Board of Directors. Options have a maximum expiry period of ten years from the grant date. Vesting conditions are determined by the Board of Directors in its discretion with certain restrictions in accordance with the Stock Option Plan.

As of and for the three and nine months ended September 30, 2026, there were no stock options outstanding and exercisable.

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

There were no stock options granted during the three and nine months ended September 30, 2026.

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

The following is a summary of RSU activities for the three and nine months ended September 30, 2026:

	Number of RSUs	Weighted average grant date fair value per RSU
Outstanding January 1, 2026	6,153,037	$0.68
Granted	—	—
Vested	(1,051,668)	0.71
Forfeited	(68,336)	0.75
Outstanding March 31, 2026	5,033,033	$0.67
Granted	43,000	0.76
Vested	(246,826)	0.87
Forfeited	(336,669)	0.62
Outstanding June 30, 2026	4,492,538	$0.66
Granted	—	—
Vested	(2,394,628)	0.68
Forfeited	(160,958)	0.62
Outstanding September 30, 2026	1,936,952	$0.64

During the three and nine months ended September 30, 2026, the Company recognized total share-based payments expense with respect to RSUs and employees’ stock purchase plan of approximately $62,338 and $1,173,517 respectively, as presented in Salaries, Wages, & Benefits on the Company’s Statement of Operations.

During the three and nine months ended September 30, 2025, the Company recognized total share-based payments expense with respect to RSUs and employees’ stock purchase plan of approximately $827,315 and $2,166,284 respectively, as presented in Salaries, Wages, & Benefits on the Company’s Statement of Operations.

As of September 30, 2026 and 2025, unrecognized compensation cost related to RSUs was $0.5 million and $3.0 million, respectively, which the Company expects to recognize over a weighted-average period of 1.59 years and 1.80 years, respectively. As of September 30, 2026 and 2025, the Company had recognized all compensation expense related to stock options.

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

At the Annual Meeting of Stockholders of the Company held on November 22, 2024, the Company’s stockholders approved an amendment to the ESPP. The amendment was approved by the Company’s Board of Directors, subject to the approval of the Company’s stockholders, and became effective with such stockholder approval on November 22, 2024.

As a result of the stockholder approval, the ESPP amendment increased the number of shares of Common Stock authorized for issuance under the plan by 3,000,000 shares, from 1,000,000 shares to 4,000,000 shares.

During the nine months ended September 30, 2026, the Company issued 255,518 shares under the ESPP and recorded proceeds on issuance of such shares of approximately $166,000.

During the nine months ended September 30, 2025, the Company issued 264,292 shares under the ESPP and recorded proceeds on issuance of such shares of approximately $171,000.

As of September 30, 2026, and 2025, the Company had recognized total equity-based compensation cost related to the ESPP of approximately $166,000 and $171,000 respectively.

As of September 30, 2026 and 2025, accrued ESPP payroll contributions totaled approximately $95,000 and $85,000, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP are reclassified to stockholders’ equity at the end of each offering period.

9. INCOME TAXES

The Company’s expected effective tax rate for the three and nine months ended September 30, 2026 and 2025 was 0%. The effective tax rate varies from the statutory rate due to the change in the valuation allowance.

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

On March 6, 2026, the Company entered into a lease agreement for one A320 passenger aircraft with a term of eight years, commencing on July 17, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 96 months, plus supplemental rent for aircraft maintenance.

On August 24, 2026, the Company entered into a lease agreement for one A320 passenger aircraft airframe with a term of three years, commencing on August 24, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 36 months, plus supplemental rent for aircraft maintenance. Under the terms of the lease, the Company will own the airframe at the end of the lease term.

On August 24, 2026, the Company entered into a lease agreement for two IAE V2527-A5 aircraft engines with a term of four years, commencing on August 24, 2026. Under the lease agreement, the Company will pay the lessor fixed monthly rent for 48 months, plus supplemental rent for maintenance of the aircraft engines.

On August 24, 2026, the Company entered into a lease agreement for one A320 passenger aircraft airframe and paid commitment fees of $50,000 to the lessor. The lease term is 36 months and will commence upon aircraft airframe delivery, which is expected in the fourth quarter of 2026. The Company will pay fixed basic rent of $152,065 per month, and $1 million balloon payment on lease expiration date totaling $6,474,340 over the lease term, as well as supplemental rent for aircraft maintenance, which varies with aircraft utilization. Under the terms of the lease, the Company will own the airframe at the end of the lease term.

On August 24, 2026, the Company entered into another lease agreement for one A320 passenger aircraft airframe and paid commitment fees of $50,000 to the lessor. The lease term is 36 months and will commence upon aircraft airframe delivery, which is expected in the fourth quarter of 2026. The Company will pay fixed basic rent of $152,065 per month, and $1 million balloon payment on lease expiration date totaling $6,474,340 over the lease term, as well as supplemental rent for aircraft maintenance, which varies with aircraft utilization. Under the terms of the lease, the Company will own the airframe at the end of the lease term.

On August 24, 2026, the Company entered into a lease agreement for two IAE V2527-A5 aircraft engines and paid commitment fees to the lessor of $100,000. The lease term is 48 months and will commence upon aircraft engine deliveries, which are expected in the fourth quarter of 2026. The Company will pay fixed basic rent of $50,000 per month, totaling $2,400,000 over the lease term, as well as supplemental rent for aircraft maintenance, which varies with aircraft utilization.

On August 24, 2026, the Company entered into another lease agreement for two IAE V2527-A5 aircraft engines and paid commitment fees to the lessor of $100,000. The lease term is 48 months and will commence upon aircraft engine deliveries, which are expected in the fourth quarter of 2026. The Company will pay fixed basic rent of $50,000 per month, totaling $2,400,000 over the lease term, as well as supplemental rent for aircraft maintenance, which varies with aircraft utilization.

On December 11, 2025, the Company signed an amendment extending the term of one aircraft lease by an additional four years, with incremental increases in monthly basic rent over the extended term. The Company accounted for this extension as a new finance lease, reclassified from an operating lease, under ASC 842, and recorded a new right-of-use asset and lease liability as of the lease commencement date. On May 10, 2026, the Company terminated an operating lease for one passenger aircraft, and on May 11, 2026, entered into a new finance lease for the same aircraft that includes a $1 bargain purchase option at the end of the lease term, which the Company expects to exercise. The Company accounted for the termination and replacement as a lease termination and new finance lease under ASC 842, and derecognized the existing right-of-use asset and lease liability and recorded a new right-of-use asset and lease liability as of the new lease’s commencement date.

The following table sets forth the Company’s future minimum lease payments under finance lease liabilities and operating lease liabilities recorded, in thousands, on the Company’s condensed consolidated balance sheet as of September 30, 2026. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
Remainder of 2026	$5,467	$7,000
2027	20,535	26,176
2028	17,640	20,852
2029	13,921	18,440
2030	10,004	17,100
2031 and thereafter	7,699	29,190
Total minimum lease payments	75,266	118,758
Less amount representing interest	17,725	34,852
Present value of minimum lease payments	57,541	83,906
Less current portion	14,231	16,923
Long-term portion	$43,310	$66,983

The table below presents information for lease costs related to the Company’s finance and operating leases (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost
Amortization of leased assets	$3,809	$1,642	$10,288	$4,628
Interest on lease liabilities	1,932	1,113	5,554	3,295
Operating lease cost
Variable lease cost (1)	8,068	7,365	20,839	19,991
Operating lease cost (1)	4,058	6,995	10,764	14,950
Short-term lease cost (2)	384	1,004	1,202	1,969
Total lease cost	$18,251	$18,119	$48,647	$44,833

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

The Company utilizes the rate implicit in the lease whenever it is easily determined. For leases where the implicit rate is not readily available, we utilize our incremental borrowing rate as the discount rate. The table below presents lease terms and discount rates related to the Company’s finance and operating leases:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term
Operating leases	5.43 years	5.62 years
Finance leases	4.14 years	5.01 years
Weighted-average discount rate
Operating leases	13.71%	14.00%
Finance leases	13.74%	14.62%

The table below presents cash and non-cash activities associated with our leases (in thousands):

	For The Nine Months Ended September 30
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,941	$15,618
Financing cash flows from finance leases	$8,044	$3,783
Operating cash flows from finance leases	$5,554	$3,295

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

Because the settlement payments are non-interest-bearing and extend beyond one year, the Company determined that the resulting obligation should be recorded at its present value in accordance with ASC 835-30, Interest-Imputation of Interest, discounted using the

Company’s incremental borrowing rate of 13%. Accordingly, on June 30, 2026, the Company derecognized the $1,944,142 liability previously owed to the broker-customer and recognized a settlement obligation of $894,752, resulting in a gain on settlement of $1,049,390, which was presented as "Gain on Settlement" within non-operating income (expense) in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The resulting discount of $105,248 is being amortized to interest expense over the term of the installment payments using the effective interest method. As of September 30, 2026, $363,568 of the settlement obligation is included within accrued liabilities and $381,184 is included within other liabilities in the condensed consolidated balance sheet.

11. INCOME (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”), which excludes dilution, is computed by dividing Net Income (Loss) attributable to the Company by the weighted average number of Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock, Class A Non-Voting Common Stock, and Class B Non-Voting Common Stock were exercised or converted into Common Stock, Class A Non-Voting Common Stock, or Class B Non-Voting Common Stock. The number of incremental shares from the assumed issuance of shares relating to share-based awards is calculated by applying the treasury stock method. The Company computes EPS using the aggregate weighted-average common shares outstanding on a common-equivalent basis as the only difference between classes of shares is related to voting rights and conversion features, but the classes otherwise share equally in dividends and residual net assets on a per share basis.

The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026	2025
Numerator:
Net Income (Loss) Attributable to Common Stock Holders	$238	$(1,959)
Denominator:
Weighted average common shares outstanding - Basic	67,811,715	64,664,058
Dilutive effect of stock options, RSUs and warrants	2,493,808	—
Weighted average common shares outstanding - Diluted	70,305,523	64,664,058
Basic earnings (loss) per share	$-	$(0.03)
Diluted earnings (loss) per share (1)	$-	$(0.03)

The following table shows the computation of basic and diluted earnings (loss) per share for the nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2026	2025
Numerator:
Net Income (Loss) Attributable to Common Stock Holders	$1,592	$(1,197)
Denominator:
Weighted average common shares outstanding - Basic	66,930,404	63,649,789
Dilutive effect of stock options, RSUs and warrants	2,554,408	—
Weighted average common shares outstanding - Diluted	69,484,812	63,649,789
Basic earnings (loss) per share	$0.02	$(0.02)
Diluted earnings (loss) per share (1)	$0.02	$(0.02)

(1) There were 10,195,451 warrants and 1,936,952 RSUs outstanding at September 30, 2026, and there were 17,732,764 warrants and 7,292,844 RSUs outstanding at September 30, 2025. The Company excluded the warrants from the calculation of diluted EPS for the three and nine month periods ended September 30, 2026, and excluded the RSUs and warrants from the calculation of diluted EPS for the three and nine month periods ended September 30, 2025, as inclusion would have an anti-dilutive effect.

12. RELATED PARTY TRANSACTIONS

Related parties and related party transactions impacting the condensed consolidated financial statements not disclosed elsewhere in these condensed consolidated financial statements are summarized below.

Except as described below, for the three and nine months ended September 30, 2026 and 2025, the Company had no related party transactions or balances.

As described in Note 5, on August 2, 2023 and December 21, 2023, the Company issued an aggregate of $35.7 million of Secured Notes, which bear interest at a fixed rate of 15% per annum and mature on June 30, 2029, with no principal payments due until maturity. Of the aggregate principal amount, $12.2 million was purchased by an entity whose executive serves as a member of the Company’s Board of Directors and was re-elected at the Company’s most recent Annual Meeting of Stockholders in December 2025. Interest expense on the Secured Notes held by this related party was $0.5 million for the three months ended September 30, 2026 and 2025, and $1.6 million for the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the outstanding principal amount of the Secured Notes held by the related party was $12.2 million. The net carrying amount of these notes, after unamortized debt issuance costs, was $10.7 million and $10.4 million, respectively, and related accrued interest payable was $1.4 million and $2.1 million, respectively.

During the three and six months ended June 30, 2025, Red Oak Partners, LLC (“Red Oak Partners”), The Red Oak Fund, LP, The Red Oak Long Fund, LP and David Sandberg (collectively, the “Reporting Persons”) were, and currently are, subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the Company’s securities. As disclosed in a Form 4 filed by the Reporting Persons on December 24, 2024, several investment funds for which Red Oak Partners serves as investment manager, each of which individually owns less than 10% of the Company’s outstanding shares of the Company’s common stock (the "Investment Vehicles"), purchased an aggregate of 20,000 shares on July 16, 2024 at a price of $0.435 per share and 1,142,500 shares on July 16, 2024 at a price of $0.45 per share, which have been matched against sales by certain of the Investment Vehicles on December 19, 2024 of an aggregate of 1,162,500 shares at a price of $0.46 per share. The Reporting Persons have advised the Company that the sales made by the Investment Vehicles were standard rebalancing transactions made in the ordinary course of business.

The purchase prices described above are the lowest purchase prices paid by the Investment Vehicles, matched against the highest sale prices received by the Investment Vehicles. Accordingly, on January 24, 2025, the Reporting Persons delivered to the Company $11,925, representing the full amount of the Reporting Persons' pecuniary interest in the profit realized in connection with the short-swing transactions.

The Reporting Persons have advised the Company that their payment is not an admission that any such payment is required under Section 16(b) of the Exchange Act, and the Reporting Persons have reserved all of their rights with respect to such matter.

The Company recognized these proceeds as a capital contribution from stockholders and recorded an increase of $11,925 to additional paid-in capital in its unaudited condensed consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2025.

13. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025, (in thousands):

	September 30, 2026	December 31, 2025
Salaries, wages and benefits	$5,750	$3,101
Passenger Taxes	19,042	13,837
Aircraft fuel	853	864
Contracted ground and aviation services	1,094	1,511
Maintenance	3,087	1,727
Aircraft Rent	2,969	3,481
Other	3,455	4,427
Accrued liabilities	$36,250	$28,948

The increase in accrued liabilities from December 31, 2025 to September 30, 2026 was primarily attributable to an increase in passenger taxes payable of $5.2 million primarily due to the timing of remittances to taxing authorities, as well as higher passenger volumes during the third quarter of 2026. Passenger taxes, which include federal excise taxes, segment fees, passenger facility charges, customs, 911 and departure taxes, are collected from customers at the time of invoicing and remitted to the applicable taxing authorities on a periodic basis.

14. REVENUE & CONTRACT LIABILITY

Deferred revenue for customer contracts represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Separately, the Company held customer deposits of $2.2 million and $4.4 million as of September 30, 2026 and December 31, 2025, respectively, which are refundable to customers upon expiration or termination of the related agreements. Because these deposits are refundable and do not represent consideration for performance obligations, they are not contract liabilities under ASC 606 and are presented within customer deposits on the consolidated balance sheets.

Significant changes in our Deferred revenue liability balances during the nine months ended September 30, 2026, and the year ended December 31, 2025, were as follows (in thousands):

	September 30, 2026	December 31, 2025

Beginning balance	$16,830	$8,903
Revenue recognized from beginning deferred revenue liability	(16,830)	(8,903)
Deferred revenue liability recognized from current collections	8,781	16,830
Ending balance	$8,781	$16,830

15. SEGMENT INFORMATION

The Company’s business activity is providing customized, non-scheduled air transport services to customers. Management has structured the business model to derive revenue from customers from two types of contracts: (1) ACMI basis using wet-lease contracts to airlines and non-airlines, and (2) Charter basis providing passenger aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs.

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

The following table presents revenue for the Company’s single reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Revenue	$71,768	$58,022	$210,352	$186,004

Products and services

The Company generates revenue from the following major product and service categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2026	2025	2026	2025

Charter	$13,471	$2,310	$61,859	$48,143
ACMI	55,154	53,216	139,433	132,067
Other	3,143	2,496	9,060	5,794
Total	$71,768	$58,022	$210,352	$186,004

Geographic information

Substantially all of the Company’s long-lived assets are located in the USA. Revenue by geographic area, based on the location of the customer, is as follows (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	United States	Other	Total	United States	Other	Total
Consolidated Revenue	$71,768	$-	$71,768	$210,352	$-	$210,352

Major customers:

For the three and nine months ended September 30, 2026, one customer accounted for approximately 57% and 50%, respectively, of total revenue. No other customer accounted for 10% or more of total revenue during the three or nine months ended September 30, 2026.

During the three months ended September 30, 2025, two customers of the Company (referred to herein as “Customer A” and “Customer B”, respectively) accounted for approximately 57% and 13% of the Company's revenue, respectively, and during the nine months ended September 30, 2025, Customer A accounted for approximately 50% of the Company’s revenue.

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

Business Developments

During the nine month period ended September 30, 2026, the Company devoted efforts towards our stated goal of creating the largest narrow body charter operation in North America generating sustainable, long-term profits. To achieve this goal, GlobalX continues to invest in its three key assets–certifications, aircraft, and crew.

GlobalX achieved the following during the nine month period ended September 30, 2026:

•
Took delivery of two A319 passenger aircraft and three A320 passenger aircraft.
•
Entered into lease agreements for two A320 passenger aircraft.
•
Completed seven heavy maintenance events and thirty-five non-heavy maintenance events.
•
Continued to manage the hiring of new crew to match our crew levels to our anticipated aircraft count. In total, we increased our pilot headcount over 30% from 142 to 186.

The Cargo Charter Market

GlobalX added the A321F aircraft to its operating certificate during the first quarter of 2023. During the nine months ended September 30, 2026, the Company had three cargo aircraft operating and had one temporarily parked. During the nine months ended September 30, 2026, GlobalX's Cargo Block Hours operated decreased 39.5% compared to the same period in 2025. The cargo charter market continues to be soft due to general economic conditions and excess capacity in the North American freight market. This decreased activity level demonstrates that the cargo charter market continues to be a significant drag on earnings, primarily due to the low rates offered by brokers and customers and the relatively low utilization rates on a per-aircraft basis relative to the rates offered. The Company expects this dynamic to continue and, consequently, is exploring all options to mitigate future losses, including, but not limited to, leasing out engines, utilizing engines in its passenger fleet, parking aircraft, and/or returning one or more of its freighter aircraft to lessors.

The Passenger Charter Market

Unlike the cargo charter market, the passenger charter market continues to demonstrate strong demand and has served as the economic engine for GlobalX during the nine months ended September 30, 2026. There are several macro factors, including the supply of aircraft, reduced direct competition, increased reliance on air charter by college sports teams, FIFA World Cup, and general increased customer demand, which are driving increased demand for our services. GlobalX anticipates the high level of demand will continue through the remainder of 2026. To address this demand, the Company has prioritized the passenger charter market over the cargo charter market, devoted sales and operational resources to develop long-term relationships with key customers and looked to expand the markets served as opportunities arise.

GlobalX Aircraft Fleet

Critical to GlobalX’s business model is maintaining a fleet of modern and cost-effective aircraft. To achieve this objective, GlobalX has selected what it believes to be the best overall single-aisle aircraft family to operate. This approach differs from that of traditional airlines, which purchase a variety of aircraft, often from different manufacturers, to achieve their operational flight sectors, resulting in increased training, operating and maintenance costs. Based on extensive research, GlobalX selected the A320 aircraft family as the best aircraft to fly in competition with other narrow-body charter airlines in the single-aisle seat market.

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

Experienced Management Team

Our management team has extensive operating and leadership experience in the airfreight, airline, and aircraft leasing, maintenance, and management industries at companies such as Virgin America, American Airlines, US Airways, Atlas Air, DHL, FedEx, Emirates, North American Airlines, Miami Air, Spirit Airlines, Continental Airlines, Pan Am, and Flair Airlines, as well as the United States Army, and Air Force. In addition, our management team has diverse experience from other industries at companies such as KBR, Teladoc, Halliburton, Lehman Brothers, and the Burger King Corporation.

Results of Operations

Three months ended September 30, 2026 and 2025

Operating Revenue & Statistics

The analysis of GlobalX results for the three month period ended on September 30, 2026, and 2025 requires an understanding of how the Company fundamentally evolved during that time period. 2025 was the fourth year of full operations and was a period where the Company was focused on securing additional customers, entering additional markets and flying to new locations, primarily in the domestic and Caribbean markets and within the European market. As a growing company, we were also focused on operating effectively and efficiently.

In 2026, GlobalX continued expanding existing governmental agency relationships, acquired new partners, and continued its operations with existing airlines. In 2026 we did not have any aircraft operating in Europe to focus on local opportunities which resulted in fewer block hours per aircraft, but higher rates per block hour. Our key metrics are Block Hours flown and Block Hours flown per available aircraft, which are the measures by which the Company tracks commercial activity. While other airlines discuss available seat miles, revenue per available seat mile, and cost per available seat mile, these metrics are not germane to our business model as an ACMI and Charter operator. GlobalX charters the entire aircraft, does not take fuel risk, and does not take third-party risk; therefore, our results are evaluated on a Block Hour and Utilization basis.

Revenue & Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Three Months Ended September 30,
Operating Fleet	2026	2025	Inc/(Dec)	% Change

A319	3.0	0.3	2.7	900.0%
A320	13.6	10.0	3.6	36.0%
A321	8.0	8.0	—	0.0%
Total Operating Average Aircraft Equivalents	24.6	18.3	6.3	34.4%

Net Aircraft Available	18.1	15.9	2.2	13.8%
Total Block Hours (1)	9,942	9,843	99	1.0%
Average Utilization per available aircraft	550.1	617.5	(67.4)	-10.9%

(1) Total Block Hours operated by GlobalX for the purpose of expressing the utilization of GlobalX net available aircraft.

The following table describes the degree to which variations in revenues in thousands can be attributed to fluctuations in prices and nature of GlobalX services.

	Three Months Ended September 30,
Revenue	2026	2025	Inc/(Dec)	% Change

Charter	$13,471	$2,310	$11,161	483.2%
ACMI	55,154	53,216	1,938	3.6%
Other	3,143	2,496	647	25.9%
Total	$71,768	$58,022	$13,746	23.7%

Block Hours

Charter	823	178	645	362.4%
Sub-service Charter	3	-	3	N/A
Total Charter	826	178	648	364.0%
ACMI	8,800	9,469	(669)	-7.1%
Subservice ACMI	19	58	(39)	-67.2%
Total ACMI	8,819	9,527	(708)	-7.4%
Non Revenue	320	196	124	63.3%
Total	9,965	9,901	64	0.6%

Revenue per Block Hour

Charter	$16.3	$13.0	$3.3	25.4%
ACMI	$6.3	$5.6	$0.7	12.5%

Charter revenue for the period increased $11.2 million or 483.2%, from $2.3 million in 2025 to $13.5 million in 2026. This increase was primarily driven by a 364.0% increase in Charter Block Hours, from 178 Block Hours in 2025 to 826 Block Hours in 2026, resulting in an $8.4 million increase in revenue. Also, there was an approximately 25.4% increase in the Charter flying rate, from $12,978 per Block Hour in 2025 to $16,309 per Block Hour in 2026, resulting in a $2.8 million increase in revenue. The increase in the per-Block-Hour rate was primarily driven by high market demand, especially because of the FIFA World Cup 2026™ , higher fuel prices, and a shortage of supply as competitors reduced capacity.

ACMI revenue for the period increased by $1.9 million or 3.6%, from $53.2 million in 2025 to $55.2 million in 2026. This increase was driven by an increase in the rate for ACMI flying of approximately 12% from $5,586 per Block Hour in 2025 to $6,254 per Block Hour in 2026 resulting in a $5.9 million increase in revenue. This increase was partially offset by a decrease of 7.4% in Block Hours, or 708

Block Hours, from 9,527 Block Hours in 2025 to 8,819 Block Hours in 2026, resulting in a $4.0 million decrease in revenue. The rate increase resulted from a shift away from European seasonal ACMI contracts with higher minimum hours, and lower rate per hour.

Other revenue for the period increased by $0.6 million from $2.5 million in 2025 to $3.1 million in 2026, primarily driven by an increase in fueling and other administrative services provided to the Company's customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Three Months Ended September 30,
Operating Expenses	2026	2025	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$20,952	$21,279	$(327)	-1.5%
Aircraft Fuel	4,204	1,340	2,864	213.7%
Maintenance, materials and repairs	7,259	5,153	2,106	40.9%
Depreciation and amortization	6,390	3,245	3,145	96.9%
Contracted ground and aviation services	5,258	3,343	1,915	57.3%
Travel	2,671	1,708	963	56.4%
Insurance	1,225	1,271	(46)	-3.6%
Aircraft Rent	15,299	14,649	650	4.4%
Other	4,467	4,999	(532)	-10.6%
Total Operating Expenses	$67,725	$56,987	$10,738	18.8%

Salaries, wages, and benefits decreased by $0.3 million or 1.5%, from $21.3 million in 2025 to $21.0 million in 2026. This decrease was driven by initiating several actions to reduce headcount and salaries including outsourcing line maintenance at GlobalX’s primary base. The decrease was partially offset by expanded pilot headcount to support the growing fleet and operations. Pilots increased from 142 to 186 or 31.0%.

Aircraft fuel increased by $2.9 million or 213.7%, from $1.3 million in 2025 to $4.2 million in 2026. This was primarily attributable to a $2.8 million increase in fuel consumption resulting from higher Charter and Non-Revenue Block Hours, and, to a lesser extent, a $0.1 million increase resulting from higher base jet fuel prices.

Maintenance, materials, and repairs increased by $2.1 million or 40.9%, from $5.2 million in 2025 to $7.3 million in 2026. The increase was primarily driven by a $2.0 million or $207 per Block Hour increase in parts and repair expenses, of which Miami line maintenance increased expenses by $1.0 million or $101 per Block Hour. The Block Hour rate increased from $523 per Block Hour in 2025 to $730 per Block Hour in 2026. Additionally, a $0.1 million increase was attributable to increased operated block hours.

Depreciation and amortization increased by $3.1 million or 96.9%, from $3.2 million in 2025 to $6.4 million in 2026, primarily driven by aircraft deliveries secured on finance leases, and an increase in rotable parts owned.

Contracted ground and aviation services expenses increased by $1.9 million or 57.3%, from $3.3 million in 2025 to approximately $5.3 million in 2026. This was primarily driven by an increased Charter volume since contracted ground and aviation services are not associated with ACMI services.

Travel increased by $1.0 million or 56.4%, from $1.7 million in 2025 to $2.7 million in 2026. The increase was primarily attributable to higher Charter demand associated with the FIFA World Cup 2026™, which required additional crew travel away from crew bases. The increase also reflects the absence of European operations in 2026, because under the Company’s European ACMI contract, crew travel costs were paid directly by the customer.

Aircraft rent increased by $0.7 million or 4.4%, from $14.6 million in 2025 to $15.3 million in 2026, driven by an increase in supplemental rent expenses of $0.7 million or 9.5% from $7.4 million in 2025 to $8.1 million in 2026 driven by a year-over-year increase in rate on leased aircraft.

Operating income increased by $3.0 million, from $1.0 million in 2025 to $4.0 million in 2026. Operating income as a percentage of revenue increased by 3.8 percentage points from 1.8% in 2025 to 5.6% in 2026. This increase was driven by improved revenue rates, due to high market demand surrounding the FIFA World Cup 2026™, higher fuel prices, and lower market supply as airlines have reduced capacity.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Three Months Ended September 30,
Non-Operating Expenses	2026	2025	Inc/(Dec)	% Change

Interest Expense	$3,817	$2,990	$827	27.7%
Gain on Settlement	-	-	-	N/A
Total Non-Operating Expenses	$3,817	$2,990	$827	27.7%

Interest expense increased $0.8 million, from $3.0 million in 2025 to $3.8 million in 2026, driven by the increase of aircraft under finance leases from 4.0 to 8.7 equivalent aircraft.

Net Income (Loss)

Net Income (Loss) attributable to the Company improved by $2.2 million, from a net loss of $2.0 million in 2025 to net income of $0.2 million in 2026, primarily as a result of the factors described above.

Nine months ended September 30, 2026 and 2025

Revenue and Statistics

The following table compares our Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

	Nine Months Ended September 30,
Operating Fleet	2026	2025	Inc/(Dec)	% Change

A319	2.6	0.8	1.8	225.0%
A320	12.0	10.0	2.0	20.0%
A321	8.0	7.9	0.1	1.3%
Total Operating Average Aircraft Equivalents	22.6	18.7	3.9	20.9%

Net Aircraft Available	16.1	16.6	(0.5)	-3.0%
Total Block Hours (1)	26,170	25,072	1,098	4.4%
Average Utilization per available aircraft	1,626.1	1,512.2	113.9	7.5%

(1) Total Block Hours operated by GlobalX for the purpose of expressing the utilization of GlobalX net available aircraft.

The following table describes the degree to which variations in revenues, in thousands, can be attributed to fluctuations in prices and nature of GlobalX services.

	Nine Months Ended September 30,
Revenue	2026	2025	Inc/(Dec)	% Change

Charter	$61,859	$48,143	$13,716	28.5%
ACMI	139,433	132,067	7,366	5.6%
Other	9,060	5,794	3,266	56.4%
Total	$210,352	$186,004	$24,348	13.1%

Block Hours

Charter	3,520	3,211	309	9.6%
Sub-service Charter	3	367	(364)	-99.2%
Total Charter	3,523	3,578	(55)	-1.5%
ACMI	21,814	21,315	499	2.3%
Subservice ACMI	117	73	44	60.3%
Total ACMI	21,931	21,388	543	2.5%
Non Revenue	835	546	289	52.9%
Total	26,289	25,512	777	3.0%

Revenue per Block Hour

Charter	$17.6	$13.5	$4.1	30.4%
ACMI	$6.4	$6.2	$0.2	3.2%

Charter revenue for the period increased $13.7 million or 28.5%, from $48.1 million in 2025 to $61.9 million in 2026. This increase was primarily driven by an increase in the rate for Charter flying of 30.4% from $13,455 per Block Hour in 2025 to $17,559 per Block Hour in 2026 resulting in a $14.4 million increase in revenue. This increase was partially offset by a 1.5% decrease in Charter Block Hours, from 3,578 Block Hours in 2025 to 3,523 Block Hours in 2026, which resulted in a $0.7 million decrease in revenue. The increase in the per-Block-Hour rate was primarily driven by high market demand, higher fuel prices, and a shortage of supply as competitors reduced capacity. The decrease in Charter Block Hours was due to an intentional focus on an increased level of flying on an ACMI basis and the Company’s exit from the Cuba-based charter market.

ACMI revenue for the period increased by $7.4 million or 5.6%, from $132.1 million in 2025 to $139.4 million in 2026. This increase was attributable to a $4.0 million increase resulting from a 3.0% increase in the average ACMI rate, from $6,175 per Block Hour in 2025 to $6,358 per Block Hour in 2026, and a $3.4 million increase resulting from a 2.5% increase in ACMI Block Hours, from 21,388 in 2025 to 21,931 in 2026, or an increase of 543 Block Hours. The higher average rate reflects a shift away from European seasonal ACMI contracts, which have higher minimum hours and lower rates per Block Hour.

Other revenue for the period increased by $3.3 million from $5.8 million in 2025 to $9.1 million in 2026. The increase is primarily driven by more fueling and other administrative services provided to our customers.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	Nine Months Ended September 30,
Operating Expenses	2026	2025	Inc/(Dec)	% Change
Salaries, Wages, & Benefits	$62,013	$59,979	$2,034	3.4%
Aircraft Fuel	16,094	11,782	4,312	36.6%
Maintenance, materials and repairs	18,821	14,413	4,408	30.6%
Depreciation and amortization	16,630	8,099	8,531	105.3%
Contracted ground and aviation services	17,430	14,123	3,307	23.4%
Travel	7,788	6,988	800	11.4%
Insurance	3,694	3,808	(114)	-3.0%
Aircraft Rent	41,165	43,809	(2,644)	-6.0%
Other	15,201	15,582	(381)	-2.4%
Total Operating Expenses	$198,836	$178,583	$20,253	11.3%

Salaries, wages, and benefits increased $2.0 million or 3.4%, from $60.0 million in 2025 to $62.0 million in 2026, primarily due to expanded headcount across the organization to support the growing fleet and operations, as well as scheduled compensation adjustments reflecting market conditions and performance across all levels of the company. This increase was partially offset by initiating several actions to reduce headcount and salaries including outsourcing line maintenance at GlobalX’s primary base. Pilots increased from 142 to 186 or 31.0%.

Aircraft fuel increased by $4.3 million or 36.6% from $11.8 million in 2025 to $16.1 million in 2026. The increase was primarily driven by a $2.4 million increase in the price of base jet fuel. Also contributing was a $1.9 million increase due to increased Charter and Non-Revenue Block Hours.

Maintenance, materials, and repairs increased by $4.4 million or 30.6%, from $14.4 million to $18.8 million. This increase was primarily driven due to outsourcing the Miami line maintenance, increasing expenses by $3.0 million or $115 per Block Hour. In addition, a $1.4 million increase is attributable to parts and repair expenses. The Block Hour rate increased from $575 per Block Hour in 2025 to $719 per Block Hour in 2026.

Depreciation and amortization increased by $8.5 million or 105.3%, from $8.1 million in 2025 to $16.6 million in 2026, primarily driven by aircraft deliveries secured on finance leases, the purchase of an A320 aircraft, and an increase in rotable parts owned.

Contracted ground and aviation services expenses increased by $3.3 million or 23.4%, from $14.1 million in 2025 to $17.4 million in 2026. This was primarily driven by increased volume since contracted ground and aviation services are not associated with ACMI services.

Travel increased $0.8 million, or 11.4% from $7.0 million to $7.8 million. This increase was primarily driven by travel related to the increased charter demand related to the FIFA World Cup 2026™, increased ticket expenses resulting from crew being away from base required for this flying.

Aircraft rent decreased $2.6 million or 6.0%, from $43.8 million in 2025 to $41.2 million in 2026, primarily driven by a decrease in base rent expenses of $2.5 million or 11.3% due to the decrease in the average number of aircraft on operating leases from 14.7 to 13.8 aircraft in the fleet. Adding to the savings, was a $1.0 million decrease in the number of sub-service hours required. Offsetting the savings was an increase in supplemental rent expenses of approximately $0.8 million or approximately 4% from $20.0 million in 2025 to approximately $20.8 million in 2026 driven by a year-over-year increase in Block Hours on leased aircraft.

Operating income improved by $4.1 million, from $7.4 million in 2025 to $11.5 million in 2026. Operating income as a percentage of revenue improved by 1.5 percentage points from 4.0% in 2025 to 5.5% in 2026. This improvement was a result of GlobalX’s ability to grow its revenue faster than its cost structure as the airline works towards achieving scale and profitability. Three factors drove these results: rates, utilization and scale. The Company’s Charter rate grew approximately 30.4%, from $13,455 per Block Hour in 2025 to $17,559 per Block Hour in 2026. The Company’s average utilization per available aircraft grew 7.5%, from 1,512 Block Hours in 2025 to 1,626 Block Hours in 2026. The Company’s increasing scale also contributed to this positive result, for example, there were savings on a per Block Hour basis in aircraft rent and insurance, which combined with the other factors to drive the improvement.

Non-operating Expenses

The following table compares our Non-operating Expenses (in thousands):

	Nine Months Ended September 30,
Non-Operating Expenses (Income)	2026	2025	Inc/(Dec)	% Change

Interest Expense	$10,890	$8,233	$2,657	32.3%
Gain on Settlement	(1,049)	-	(1,049)	N/A
Total Non-Operating Expenses (Income)	$9,841	$8,233	$1,608	19.5%

Interest expense increased by $2.7 million, from $8.2 million in 2025 to $10.9 million in 2026, driven by the increase of aircraft under finance leases from 3.9 to 7.8 equivalent aircraft.

Gain on Settlement: GlobalX recognized a gain on settlement of $1.0 million related to the resolution of its outstanding prepayment balance obligation with a broker-customer.

Net Income (Loss)

Net Income (Loss) attributable to the Company improved by $2.8 million, from a net loss of $1.2 million in 2025 to net income of $1.6 million in 2026, as a result of the factors described above.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2026, the Company had a working capital deficit of $70.5 million and retained deficit of $72.0 million. The Company began flight operations in August 2021. Without ongoing income generation or additional financing, the Company will be unable to fund general and administrative expenses and working capital requirements for the next 12 months. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern.

As of September 30, 2026, the Company had approximately $13.3 million in unrestricted cash and cash equivalents and approximately $0.9 million in restricted cash, a decrease of approximately $3.4 million and $2.9 million, respectively, from December 31, 2025, primarily due to new aircraft deliveries, customer deposits, and principal payments on finance leases and debt.

The Company has significant fixed and noncancelable lease commitments of aircraft, equipment and related maintenance checks. As of September 30, 2026, the Company had a total of $48.2 million due in the next 12 months of future minimum lease payments under finance and operating leases. As of September 30, 2026, the Company had a total of $145.9 million due after 12 months from the balance sheet date of future minimum lease payments under finance and operating leases, and approximately $39.1 million in notes payable included in the non-current liabilities presented in the Company’s condensed consolidated balance sheet. The Company ended the period of January 1 to September 30, 2026 with twenty-one passenger aircraft and four cargo aircraft and expects the fleet to increase to twenty-three passenger aircraft and remain at four cargo aircraft by the end of 2026. To achieve the number of aircraft deliveries in 2026, the Company currently has two aircraft under lease with partial or total deposits paid.

In 2026 GlobalX expects to continue its business growth by (i) providing services on an ACMI basis using wet lease contracts to airlines and non-airlines, (ii) on a Charter basis providing passenger and cargo aircraft charter services to customers by charging an “all-in” fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs, (iii) extending GlobalX current operations within the United States, Europe, Canada, Central and South America and continuing recruiting and maintaining a dynamic team of customer-centric flight crews, ground teams and management staff, (iv) maintain GlobalX’s passenger aircraft fleet at twenty-one and GlobalX’s cargo aircraft fleet to remain at four by the end of 2026, and (v) achieving an increase in total revenue.

The Company expects to improve profitability during the year 2026, mainly as a result of GlobalX’s strategy implemented starting in 2024 of developing and implementing growth in its revenue faster than its cost structure. There are a few factors the Company expects to drive the improved margins, including securing higher rates for both ACMI and Charter contracts and maintaining the number of passenger aircraft at 21.

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

The most significant liquidity events during the nine months ended September 30, 2026, were as follows:

Operating activities. During the nine months ended September 30, 2026, net cash provided by operating activities increased $6.9 million to $16.4 million, consisting primarily of $28.0 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $5.6 million in interest on finance leases, $1.7 million of net income, $1.2 million of share-based payments, $0.3 million of credit losses, $2.3 million of increase in accounts payable, and $0.3 million of decrease in Spare parts. These were partially offset by $10.9 million of decrease in operating lease obligations, $9.7 million of decrease in accrued liabilities and other liabilities, $1.7 million of increase in prepaid expenses and other current assets and $0.6 million of increase in accounts receivable. For 2025, net cash provided by operating activities during the nine months ended September 30, 2025 increased $11.8 million to $9.5 million, consisting primarily of $23.6 million in noncash adjustments for depreciation and amortization of fixed assets, operating lease right of use assets and debt issue costs, $3.3 million in interest on finance leases, $2.2 million of share-based payments, and $1.5 million of increase in accounts payable. These were partially offset by $15.6 million of decrease in operating lease obligations, $4.8 million of decrease in accrued liabilities and other liabilities, $1.8 million of increase in prepaid expenses and other current assets, and $0.8 million of net loss.

Investing activities. During the nine months ended September 30, 2026, net cash used in investing activities increased $0.7 million to $12.3 million of net cash used in investing activities, consisting of $7.5 million of Purchases of property and equipment and $4.8 million of increase of deposits, deferred costs and other assets. During the nine months ended September 30, 2025, net cash used in investing activities increased $5.3 million to $11.6 million, consisting of $10.0 million of Purchases of property and equipment and $1.6 million of increase of deposits, deferred costs and other assets.

Financing activities. During the nine months ended September 30, 2026, net cash used in financing activities increased $5.6 million to $10.4 million, consisting of $8.0 million of Principal payments on finance leases, $2.4 million of Principal payments on note payable, and $0.1 million of Noncontrolling interest dividends paid to the holder of the Noncontrolling interest in Top Flight, a subsidiary in which the Company holds an 80% membership interest. These were partially offset by $0.2 million of Proceeds on issuance of shares. During the nine months ended September 30, 2025, net cash used in financing activities increased $3.4 million to $4.8 million of net cash used in financing activities, consisting primarily of $3.8 million of Principal payments on finance leases, $0.7 million of Principal payments on note payable, $0.2 million of Debt issue costs, and $0.3 million of Noncontrolling interest dividends paid to the holder of the Noncontrolling interest in Top Flight. These were partially offset by $0.2 million of Proceeds on issuance of shares. These distributions were made pursuant to Top Flight’s operating agreement and do not represent dividends on the Company's common stock.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Executive Chairman and President & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2026. Based upon that evaluation, our Executive Chairman and President & Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman and the President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three month period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

For a description of certain legal proceedings, see Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not Applicable

ITEM 5 Other Information

During the three and nine months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Airframe and Engines Lease Agreement (MSN 5999), dated August 24, 2026, between Bank of Utah, not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
10.2	Aircraft Operating Lease Agreement (MSN 6014), dated March 6, 2026, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
10.3	Aircraft Operating Lease Agreement Amendment (MSN 6014), dated July 17, 2026, between UMB Bank, N.A., not in its individual capacity but solely as owner trustee, and Global Crossing Airlines, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished, rather than filed, herewith, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2026 Global Crossing Airlines Group Inc.

By: /s/ Ryan Goepel

Ryan Goepel,

President & Chief Financial Officer